Form 10-Q
period 2013-09-30
iShares Dow Jones-UBS Roll Select Commodity Index Trust
filed 2013-11-08
CIK 1535365

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2013

[ ]	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from to

Commission file number: 001-36044

 iShares® Dow Jones-UBS Roll Select Commodity Index Trust

 (Exact name of registrant as specified in its charter)

Delaware	46-2428725
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

c/o iShares® Delaware Trust Sponsor LLC

400 Howard Street

San Francisco, California 94105

Attn: Product Management Team

iShares® Product Research & Development

(Address of principal executive offices)

(415) 670-2000

(Registrant’s telephone number, including area code)

 N/A

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes [X] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ] (registrant)	Accelerated filer [ ]

Non-accelerated filer [X]	Smaller reporting company [ ]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes [ ] No [X]

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

iShares® Dow Jones-UBS Roll Select Commodity Index Trust

Statement of Financial Condition (Unaudited)

At September 30, 2013

September 30, 2013
Assets
Current Assets
Cash and cash equivalents	$142,052
Short-term investments	4,769,769
Short-term investments held at brokers (restricted)	204,990
Due from brokers	449
Total Assets	$5,117,260

Liabilities and Shareholders’ Capital
Current Liabilities
Payable for variation margin on open futures contracts (Note 9)	$28,050
Sponsor’s fees payable	3,175
Total Liabilities	31,225
Commitments and Contingent Liabilities (Note 7)	—
Shareholders’ Capital
Redeemable capital Shares, no par value, unlimited amount authorized (at redemption value) – 100,000 issued and outstanding at September 30, 2013	5,086,035
Total Shareholders’ Capital	5,086,035
Total Liabilities and Shareholders’ Capital	$5,117,260

See notes to financial statements.

iShares® Dow Jones-UBS Roll Select Commodity Index Trust

Statement of Operations (Unaudited)

For the period from August 8, 2013 (commencement of operations) to September 30, 2013

Period from August 8, 2013 (Commencement of Operations) to September 30, 2013
Investment Income
Interest	$331
Total investment income	331

Expenses
Sponsor’s fees	5,608
Brokerage commissions and fees	1,020
Total expenses	6,628
Net investment loss	(6,297)

Realized and Unrealized Gain (Loss)
Net realized gain on short-term investments	192
Net realized gain on futures contracts	108,630
Net change in unrealized appreciation/depreciation on futures contracts	(16,490)
Net realized and unrealized gain	92,332
Net gain	$86,035
Net gain per Share	$0.86
Weighted-average Shares outstanding	100,000

See notes to financial statements.

iShares® Dow Jones-UBS Roll Select Commodity Index Trust

Statement of Changes in Shareholders’ Capital (Unaudited)

For the period from August 8, 2013 (commencement of operations) to September 30, 2013

Period from August 8, 2013 (Commencement of Operations) to September 30, 2013
Shareholders’ Capital, Beginning of Period	$—
Contributions	5,000,000
Net investment loss	(6,297)
Net realized gain on short-term investments	192
Net realized gain on futures contracts	108,630
Net change in unrealized appreciation/depreciation on futures contracts	(16,490)
Shareholders’ Capital, End of Period	$5,086,035
Net Asset Value per Share, End of Period	$50.86

See notes to financial statements.

iShares® Dow Jones-UBS Roll Select Commodity Index Trust

Statement of Cash Flows (Unaudited)

For the period from August 8, 2013 (commencement of operations) to September 30, 2013

Period from August 8, 2013 (Commencement of Operations) to September 30, 2013
Cash Flows from Operating Activities
Net gain	$86,035
Adjustments to reconcile net gain to net cash used in operating activities:
Purchases of short-term investments	(10,099,143)
Sales/maturities of short-term investments	5,124,907
Accretion of discount	(331)
Net realized gain on short-term investments	(192)
Change in operating assets and liabilities:
Due from brokers	(449)
Payable for variation margin on open futures contracts	28,050
Sponsor’s fees payable	3,175
Net cash used in operating activities	(4,857,948)
Cash Flows from Financing Activities
Contributions	5,000,000
Net cash provided by financing activities	5,000,000
Net increase in cash and cash equivalents	142,052
Cash and Cash Equivalents
Beginning of period	—
End of period	$142,052

See notes to financial statements.

iShares® Dow Jones-UBS Roll Select Commodity Index Trust

Schedule of Investments (Unaudited)

At September 30, 2013

Face Amount	Security Description	Fair Value
	United States Treasury bills:
$75,000	0.03 % due 11/29/13	$74,997
4,750,000	0.02 % due 12/26/13	4,749,773
150,000	0.03 % due 01/09/14	149,989
	Total United States Treasury bills – 97.81%(a)	$4,974,759

(a)    Percentage is based on shareholders’ capital.

•     As of September 30, 2013, open futures contracts held by the Trust were as follows:

Number of Contracts	Expiration Date	Current Notional Amount	Unrealized Depreciation
170	December 2013	$ 5,073,310	$ 16,490

See notes to financial statements.

iShares® Dow Jones-UBS Roll Select Commodity Index Trust

Notes to Financial Statements (Unaudited)

September 30, 2013

1 - Organization

The iShares® Dow Jones-UBS Roll Select Commodity Index Trust (the “Trust”) is a Delaware statutory trust organized under the laws of the State of Delaware on December 7, 2011 and commenced operations on August 8, 2013. iShares® Delaware Trust Sponsor LLC, a Delaware limited liability company, is the sponsor of the Trust (the “Sponsor”). The sole member and manager of the Sponsor is BlackRock Asset Management International Inc., a Delaware corporation. BlackRock Institutional Trust Company, N.A. is the “Trustee” of the Trust. The Trust is governed by the First Amended and Restated Trust Agreement, dated as of July 29, 2013 (the “Trust Agreement”), among the Sponsor, the Trustee and Wilmington Trust, National Association (the “Delaware Trustee”). The Trust issues units of beneficial interest (“Shares”) representing fractional undivided beneficial interests in its net assets. The Trust holds long positions in exchange-traded index futures contracts of various expirations, or “Index Futures” on the Dow Jones-UBS Roll Select Commodity Index (the “DJ-UBS Roll Select CI”). In order to collateralize its Index Future positions and to reflect the U.S. Treasury component of the Dow Jones-UBS Roll Select Commodity Index Total Return (the “Index”), the Trust also holds “Collateral Assets,” which consist of cash, U.S. Treasury securities or other short-term securities and similar securities that are eligible as margin deposits for those Index Future positions. The Index Futures held by the Trust are listed on the Chicago Mercantile Exchange (the “CME”).

It is the objective of the Trust that the performance of the Shares will correspond generally, but will not necessarily be identical, to the performance of the Index, which reflects the return on a fully collateralized investment in the DJ-UBS Roll Select CI, before payment of the Trust’s expenses and liabilities.

The Trust is a commodity pool, as defined in the Commodity Exchange Act (the “CEA”) and the applicable regulations of the Commodity Futures Trading Commission (the “CFTC”), and is operated by the Sponsor, a commodity pool operator registered with the CFTC. The Sponsor is an indirect subsidiary of BlackRock, Inc. BlackRock Fund Advisors (the “Advisor”), an indirect subsidiary of BlackRock, Inc., serves as the commodity trading advisor of the Trust and is registered with the CFTC.

The Trust is not an investment company registered under the Investment Company Act of 1940, as amended.

2 - Summary of Significant Accounting Policies

A.	Basis of Accounting

The following is a summary of significant accounting policies consistently followed by the Trust in the preparation of its financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The preparation of financial statements in conformity with U.S. GAAP requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates and these differences could be material.

B.	Investment in Index Futures

The investment objective of the Trust is to seek investment results that will correspond generally, but will not necessarily be identical, to the performance of the Index before payment of the Trust’s expenses and liabilities, through holdings of long positions in Index Futures and related Collateral Assets.

The assets of the Trust consist of Index Futures and cash or other Collateral Assets used to satisfy applicable margin requirements for those Index Future positions. Index Futures are exchange-traded index future contracts on the DJ-UBS Roll Select CI, and are expected to include contracts of different terms and expirations. The Trust is expected to roll out of existing positions in Index Futures and establish new positions in Index Futures on an ongoing basis. When establishing positions in Index Futures, the Trust is required to deposit cash or other Collateral Assets with the broker as “initial margin.” On a daily basis, the Trust is obligated to pay, or entitled to receive, cash in an amount equal to the change in the daily settlement level of its Index Futures positions. Such payments or receipts are known as variation margin and recorded as unrealized appreciation or depreciation. When an Index Future is closed, the Trust records a realized gain or loss based on the difference between the value of the Index Future at the time it was opened and the value at the time it was closed.

Index Futures are derivative instruments valued at fair value, which the Trustee has determined to be that day’s announced CME settlement price. If there is no announced settlement price for a particular Index Future on that day, the Trustee will use the most recently announced settlement price unless the Trustee, in consultation with the Sponsor, determines that such price is inappropriate as a basis for valuation. The Trust's derivatives are not designated as hedges, and all changes in the fair value are reflected in the Statement of Operations.

For futures contracts, counterparty credit risk is mitigated because futures contracts are exchange-traded and the exchange’s clearing house acts as central counterparty to all exchange-traded futures contracts (although customers continue to have credit exposure to the clearing member who holds their account).

Please refer to Note 9 for additional disclosures regarding the Trust’s investments in futures contracts.

C.	Cash and Cash Equivalents

The Trust considers cash and cash equivalents to be highly liquid investments with original maturities of three months or less.

D.	Short-Term Investments

Short-term investments on the Statement of Financial Condition consist principally of short-term fixed income securities with original maturities of one year or less. These investments are valued at fair value.

As of September 30, 2013, the Trust had short-term investments held at brokers of $204,990, which were posted as margin for the Trust’s Index Future positions.

E.	Securities Transactions, Income and Expense Recognition

Securities transactions are accounted for on the trade date. Realized gains and losses on investment transactions are determined using the specific identification method. Other income and expenses are recognized on the accrual basis.

F.	Income Taxes

The Trust is treated as a partnership for federal, state and local income tax purposes.

No provision for federal, state, and local income taxes has been made in the accompanying financial statements because the Trust is not subject to income taxes. Shareholders are individually responsible for their own tax payments on their proportionate share of income, gain, loss, deduction, expense and credit.

The Sponsor has reviewed the tax positions as of September 30, 2013 and has determined that no provision for income tax is required in the Trust’s financial statements.

G.	Calculation of Net Asset Value

The net asset value of the Trust on any given day is obtained by subtracting the Trust’s accrued expenses and other liabilities on that day from the value of (1) the Trust’s Index Future positions and Collateral Assets on that day, (2) the interest earned on those assets by the Trust and (3) any other assets of the Trust, as of 4:00 p.m. (New York time) that day. The Trustee determines the net asset value per Share (the “NAV”) by dividing the net asset value of the Trust on a given day by the number of Shares outstanding at the time the calculation is made. The NAV is calculated each day on which NYSE Arca, Inc. (“NYSE Arca”) is open for regular trading, as soon as practicable after 4:00 p.m. (New York time).

H.	Recent Accounting Standard

In June 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2013-08, Amendments to the Scope, Measurement, and Disclosure Requirements (“ASU 2013-08”). ASU 2013-08 provides guidance to assess whether an entity is an investment company, and gives additional measurement and disclosure requirements for an investment company. ASU 2013-08 is effective for the Trust for fiscal years beginning after December 15, 2013, and interim periods within those fiscal years. Management is evaluating the impact of this guidance on the Trust’s financial statements.

3 - Offering of the Shares

Shares are issued and redeemed continuously in one or more blocks of 50,000 Shares in exchange for Index Futures and cash (or, in the discretion of the Sponsor, other Collateral Assets in lieu of cash). Individual investors that are not Authorized Participants cannot purchase or redeem Shares in direct transactions with the Trust. The Trust transacts only with registered broker-dealers that have entered into a contractual arrangement with the Trust and the Sponsor governing, among other matters, the creation and redemption of Shares (such authorized broker-dealers are the “Authorized Participants”). Authorized Participants may redeem their Shares (as well as Shares on behalf of other investors) at any time before 2:40 p.m. (New York time) on any business day in one or more blocks of 50,000 Shares. Redemptions of Shares in exchange for baskets of Index Futures and cash (or, in the discretion of the Sponsor, other Collateral Assets in lieu of cash) are treated as sales for financial statement purposes.

4 - Trust Expenses

The Trust is responsible for paying any applicable brokerage commissions and similar transaction fees out of its assets in connection with the roll of Index Futures held by the Trust. These expenses are recorded as brokerage commissions and fees in the Statement of Operations as incurred.

The Sponsor pays the amounts that would otherwise be considered the ordinary operating expenses, if any, of the Trust. In return, the Sponsor receives an allocation from the Trust that accrues daily at an annualized rate equal to 0.75% of the net asset value of the Trust, as calculated before deducting fees and expenses based on the value of the Trust’s assets.

The Sponsor has agreed under the Trust Agreement to pay the following administrative, operational and marketing expenses: (1) the fees of the Trustee, the Delaware Trustee, the Advisor and their respective agents, (2) NYSE Arca listing fees, (3) printing and mailing costs, (4) audit fees, (5) fees for registration of the Shares with the SEC, (6) tax reporting costs, (7) license fees and (8) legal expenses relating to the Trust of up to $100,000 annually.

5 - Related Parties

The Sponsor, the Trustee and the Advisor are considered to be related parties to the Trust. The Trustee’s and Advisor’s fees are paid by the Sponsor and are not a separate expense of the Trust.

6 - Indemnification

The Trust Agreement provides that the Sponsor and its shareholders, directors, officers, employees, affiliates (as such term is defined under the Securities Act of 1933, as amended) and subsidiaries shall be indemnified from the Trust and held harmless against any loss, liability or expense arising out of or in connection with the performance of their obligations under the Trust Agreement or any actions taken in accordance with the provisions of the Trust Agreement and incurred without their (1) negligence, bad faith or willful misconduct or (2) reckless disregard of their obligations and duties under the Trust Agreement.

The Investment Advisory Agreement between the Trust and the Advisor provides that the Advisor and its shareholders, directors, officers, employees, affiliates (as such term is defined in Rule 405 under the Securities Act of 1933, as amended) and subsidiaries shall be indemnified from the Trust and held harmless against any loss, liability, cost, expense or judgment (including the reasonable fees and expenses of counsel) arising out of or in connection with the performance of its obligations under the Investment Advisory Agreement or any actions taken in accordance with the provisions of the Investment Advisory Agreement and incurred without their (1) negligence, bad faith or willful misconduct or (2) reckless disregard of their obligations and duties under the Investment Advisory Agreement.

7 - Commitments and Contingent Liabilities

In the normal course of business, the Trust may enter into contracts with service providers that contain general indemnification clauses. The Trust’s maximum exposure under these arrangements is unknown as this would involve future claims that may be made against the Trust that have not yet occurred.

8 - Financial Highlights

The Trust is presenting the following financial highlights related to investment performance and operations for the period from August 8, 2013 (commencement of operations) to September 30, 2013. The net investment income (loss) and total expense ratios are calculated using average net assets. The net asset value presentation is calculated using daily Shares outstanding. The net investment income (loss) and expense ratios for period from August 8, 2013 (commencement of operations) to September 30, 2013 have been annualized. The total return is based on the change in the net asset value of a Share during the period.

Period from August 8, 2013 (Commencement of Operations) to September 30, 2013
Net asset value per Share, beginning of period	$50.00

Net investment loss	(0.06)
Net realized and unrealized gain	0.92
Net increase in net assets from operations	0.86
Net asset value per Share, end of period	$50.86

Ratio to average net assets:
Net investment loss(a)	(0.83)%
Expenses(a)	0.87%

Total return(b)	1.72%

_________________________ (a) Percentage is annualized. (b) Percentage is not annualized.

9 - Investing in Index Futures

Substantially all of the Trust’s assets are invested in Index Futures. The Index Futures settlement value at expiration is based on the value of DJ-UBS Roll Select CI at that time. Therefore, the value of the Trust will fluctuate based upon the value of the Index and the prices of futures contracts and commodities underlying the Index. The commodities markets have historically been extremely volatile. For the period from August 8, 2013 (commencement of operations) to September 30, 2013, the average month-end notional amount of open Index Futures was $5,080,563.

The following table shows the variation margin on open futures contracts, by risk exposure category, on the Statement of Financial Condition as of September 30, 2013:

	Asset Derivatives	Fair Value	Liability Derivatives	Fair Value
Commodity contracts	Receivable for variation margin on open futures contracts	$—	Payable for variation margin on open futures contracts	$28,050

The following table shows the variation margin on open futures contracts, by risk exposure category, on the Statement of Operations for the period from August 8, 2013 (commencement of operations) to September 30, 2013:

	Statement of Operations Location	Realized Gain (Loss)	Change in Unrealized Appreciation/Depreciation
Commodity contracts	Net realized gain on futures contracts	$108,630	$—
	Net change in unrealized appreciation/depreciation on futures contracts	—	(16,490)

10 - Investment Valuation

FASB Accounting Standards Codification Topic 820, Fair Value Measurements and Disclosures defines fair value as the price the Trust would receive to sell an asset or pay to transfer a liability in an orderly transaction between market participants at the measurement date. The Trust’s policy is to value its investments at fair value.

Investments in Index Futures are measured at fair value using the last reported CME settlement price for Index Futures.

U.S. Treasury bills are valued at the last available bid price received from independent pricing services. In determining the value of a fixed income investment, pricing services may use certain information with respect to transactions in such investments, quotations from dealers, pricing matrixes, market transactions in comparable investments, various relationships observed in the market between investments and calculated yield measures.

Various inputs are used in determining the fair value of financial instruments. Inputs may be based on independent market data (“observable inputs”) or they may be internally developed (“unobservable inputs”). These inputs are categorized into a disclosure hierarchy consisting of three broad levels for financial reporting purposes. The level of a value determined for a financial instrument within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement in its entirety. The three levels of the fair value hierarchy are as follows:

Level 1 – Unadjusted quoted prices in active markets for identical assets or liabilities;

Level 2 – Inputs other than quoted prices included within Level 1 that are observable for the asset or liability either directly or indirectly, including quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not considered to be active, inputs other than quoted prices that are observable for the asset or liability, and inputs that are derived principally from or corroborated by observable market data by correlation or other means; and

Level 3 – Unobservable inputs that are unobservable for the asset or liability, including the Trust’s assumptions used in determining the fair value of investments.

The following table summarizes the valuation of the Trust’s investments by the fair value hierarchy levels as of September 30, 2013:

	Level 1	Level 2	Level 3	Total
Futures contracts(a)	$(16,490)	$—	$—	$(16,490)
U.S. Treasury bills	—	4,974,759	—	4,974,759

(a) Futures contracts are valued at unrealized appreciation (depreciation).

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This information should be read in conjunction with the financial statements and notes to financial statements included in Item 1 of Part I of this Form 10-Q. The discussion and analysis that follows may contain statements that relate to future events or future performance. In some cases, such forward-looking statements can be identified by terminology such as “may,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential” or the negative of these terms or other comparable terminology. None of the Trust, the Sponsor, the Advisor, the Trustee or the Delaware Trustee assumes responsibility for the accuracy or completeness of any forward-looking statements. None of the Trust, the Sponsor, the Advisor, the Trustee or the Delaware Trustee is under a duty to update any of the forward-looking statements to conform such statements to actual results or to a change in expectations or predictions.

Introduction

The iShares® Dow Jones-UBS Roll Select Commodity Index Trust (the “Trust”) is a Delaware statutory trust that issues units of beneficial interest (“Shares”) representing fractional undivided beneficial interests in its net assets. The Trust holds long positions in exchange-traded index futures contracts of various expirations, or “Index Futures” on the Dow Jones-UBS Roll Select Commodity Index (the “DJ-UBS Roll Select CI”), together with cash, U.S Treasury securities or other short-term and similar securities that are eligible as margin deposits for the Trust’s Index Future positions, referred to as “Collateral Assets.” The Index Futures held by the Trust are listed on the Chicago Mercantile Exchange (the “CME”). It is the objective of the Trust that the performance of the Shares will correspond generally, but will not necessarily be identical, to the performance of the Dow Jones-UBS Roll Select Commodity Index Total Return (the “Index”), which reflects the return on a fully collateralized investment in the DJ-UBS Roll Select CI, before payment of the Trust’s expenses and liabilities. The Index is intended to reflect the performance of a diversified group of commodities, while also seeking to minimize the effect of contango and maximize the effect of backwardation in connection with periodically switching or “rolling” into new futures contracts.

iShares® Delaware Trust Sponsor LLC, a Delaware limited liability company, is the sponsor of the Trust (the “Sponsor”). BlackRock Institutional Trust Company, N.A. is the “Trustee” of the Trust. The Trust is a commodity pool, as defined in the Commodity Exchange Act (the “CEA”) and the applicable regulations of the Commodity Futures Trading Commission (the “CFTC”), and is operated by the Sponsor, a commodity pool operator registered with the CFTC. BlackRock Fund Advisors (the “Advisor”) serves as the commodity trading advisor of the Trust and is registered with the CFTC. The Trust has delegated day-to day administration of the Trust to the Trustee. The Trustee has delegated certain day-to-day administrative functions of the Trustee to State Street Bank and Trust Company (the “Trust Administrator”). Wilmington Trust, National Association, a national banking association with its principal place of business in Delaware, serves as the “Delaware Trustee” of the Trust.

Although the Trust is an “emerging growth company” subject to reduced public company reporting requirements under U.S. federal securities laws, it has elected not to make use of the extended transition period for complying with new or revised accounting standards pursuant to Section 107(b) of the Jumpstart Our Business Startups Act of 2012, as amended, and has otherwise prepared the financial statements and disclosures included in this form 10-Q in a manner comparable to that of other iShares® exchange-traded funds.

The Trust intends to offer Shares on a continuous basis. The Trust issues and redeems Shares only in one or more blocks of 50,000 Shares (“Baskets”). These transactions are generally in exchange for consideration (or redemption proceeds) consisting of Index Futures and cash (or, at the discretion of the Sponsor, other Collateral Assets in lieu of cash) with a value equal to the net asset value per Basket on the date the creation or redemption order is received in proper form. Only certain institutions, called “Authorized Participants,” that enter into an agreement with the Trust may purchase or redeem Baskets. Owners of beneficial interests in Shares (“Shareholders”) who are not Authorized Participants have no right to redeem their Shares; they may redeem their Shares only through an Authorized Participant.

Shares of the Trust trade on NYSE Arca, Inc. ("NYSE Arca") under the symbol “CMDT.”

Valuation of Index Futures; Computation of the Trust’s Net Asset Value

The Sponsor has the exclusive authority to determine the net asset value of the Trust and the net asset value per Share, or “NAV,” which it has delegated to the Trustee under the Trust Agreement. The Trustee determines the net asset value of the Trust and the NAV as of 4:00 p.m. (New York time), on each Business Day on which NYSE Arca is open for regular trading, as soon as practicable after that time. A “Business Day” is a day (1) on which none of the following occurs: (a) NYSE Arca is closed for regular trading, (b) the CME is closed for regular trading or (c) the Federal Reserve wire transfer system is closed for cash wire transfers, or (2) that the Trustee determines that it is able to conduct business.

The Trustee values the Trust’s long positions in Index Futures on the basis of that day’s announced CME settlement prices for the Index Futures held by the Trust. The value of the Trust’s positions in Index Futures of any particular expiration will equal the product of (a) the number of such Index Futures of such expiration owned by the Trust, (b) the settlement price of such Index Futures on the date of calculation and (c) the multiplier of such Index Futures. If there is no announced CME settlement price for a particular Index Future on a Business Day, the Trustee will use the most recently announced CME settlement price unless the Trustee, in consultation with the Sponsor, determines that such price is inappropriate as a basis for valuation. The daily settlement price for the Index Futures initially held by the Trust is established by the CME shortly after the close of trading for such Index Future, which is generally 2:40 p.m. (New York time).

The Trustee values all other holdings of the Trust at (a) its current market value, if quotations for such property are readily available, or (b) its fair value, as reasonably determined by the Trustee, if the current market value cannot be determined.

Once the value of the Index Futures and interest earned on the Trust’s Collateral Assets has been determined, the Trustee subtracts all accrued expenses and liabilities of the Trust as of the time of calculation in order to calculate the net asset value of the Trust.

Once the net asset value of the Trust has been calculated, the Trustee determines the NAV by dividing the net asset value of the Trust by the number of Shares outstanding at the time the calculation is made. Any changes to NAV that may result from creation and redemption activity are not reflected in the NAV calculations for purposes of the Trust’s operations until the following Business Day on which they occur, but are reflected in the Trust’s financial statements as of such Business Day. Creation and redemption orders received after 2:40 p.m. New York time are not deemed to be received, and the related creation or redemption will not be deemed to occur, until the following Business Day. Subject to the approval of the Trustee, Baskets may be created solely for cash, but the related creation orders will be deemed received as of the following Business Day unless received by 10:00 a.m. New York time. Orders are expected to settle by 11:00 a.m. New York time on the Business Day following the Business Day on which such orders are deemed to be received.

Results of Operations

The period from August 8, 2013 (Commencement of Operations) through September 30, 2013

The Trust’s net asset value increased from $5,000,000 at August 8, 2013 to $5,086,035 at September 30, 2013. The increase in the Trust’s net asset value resulted primarily from an increase in net realized and unrealized gains from investments.

Net gain for the period was $86,035, resulting from a net investment loss of $6,297 and net realized and unrealized gains of $92,332. For the period ended September 30, 2013, the Trust had a net realized gain of $192 on short-term investments and net realized and unrealized gains of $92,140 on futures contracts. Other than the Sponsor’s fees of $5,608 and brokerage commissions and fees of $1,020, the Trust had no expenses during the period.

Liquidity and Capital Resources

The Trust’s assets consist of Index Futures and Collateral Assets used to satisfy applicable margin requirements for the Trust’s Index Future positions. The Trust does not anticipate any further need for liquidity, because creations and redemptions of Shares generally occur in kind and ordinary expenses are met by cash on hand. Interest earned on the assets posted as collateral is paid to the Trust and is used to pay the fixed fee to the Sponsor and purchase additional Index Futures and Collateral Assets, or, in the discretion of the Sponsor, distributed to Shareholders. In exchange for a fee based on the net asset value of the Trust, the Sponsor has assumed most of the ordinary expenses incurred by the Trust. In the case of an extraordinary expense and/or insufficient interest income to cover ordinary expenses, however, the Trust could be forced to liquidate its positions in Index Futures and Collateral Assets to pay such expenses.

The Sponsor is unaware of any other trends, demands, conditions or events that are reasonably likely to result in material changes to the Trust’s liquidity needs.

Because the Trust trades Index Futures, its capital is at risk due to changes in the value of the Index Futures or other assets (market risk) or the inability of counterparties to perform (credit risk).

Market Risk

The Trust holds Index Future positions and Collateral Assets to satisfy applicable margin requirements on those Index Future positions. Because of this limited diversification of the Trust’s assets, fluctuations in the value of the Index Futures are expected to directly affect the value of the Shares. The value of the Index Futures is expected to track generally the DJ-UBS Roll Select CI, although this correlation may not be exact. The DJ-UBS Roll Select CI, in turn, reflects the value of a diversified group of commodities, while also seeking to minimize the effect of contango and maximize the effect of backwardation in connection with periodically switching or “rolling” into new futures contracts. The Trust’s exposure to market risk will be influenced by a number of factors, including the lack of liquidity of the Index Future market and activities of other market participants.

Credit Risk

When the Trust purchases or holds Index Futures, it is exposed to the credit risk of a default by the CME's clearing house, which serves as the counterparty to each Index Future position, and of a default by its clearing futures commission merchant (the "Clearing FCM"). In the case of such a default, the Trust may be unable to recover amounts due to it on its Index Future positions and Collateral Assets posted as margin. The Trust is also exposed to credit risk as a result of its ownership of U.S. Treasury bills.

Off-Balance Sheet Arrangements and Contractual Obligations

The Trust does not use and is not expected to use special purpose entities to facilitate off-balance sheet financing arrangements. The Trust does not have and is not expected to have loan guarantee arrangements or other off-balance sheet arrangements of any kind other than agreements entered into in the normal course of business, which may include indemnification provisions related to certain risks service providers undertake in performing services that are in the interest of the Trust. While the Trust’s exposure under such indemnification provisions cannot be estimated, these general business indemnifications are not expected to have a material impact on the Trust’s financial position.

Critical Accounting Policies

The financial statements of the Trust and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements relies on estimates and assumptions that impact the Trust’s financial positions and results of operations. These estimates and assumptions affect the Trust’s application of accounting policies. Please refer to Note 2 to the financial statements of the Trust for a further discussion of the Trust’s accounting policies.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Quantitative Disclosure

The Trust is exposed to commodity price risk through the Trust’s holdings of Index Futures. The following table provides information about the Trust’s futures contract positions, which are sensitive to changes in commodity prices. As of September 30, 2013, the Trust’s open Index Future positions (long) were as follows:

Number of Contracts:	170
Expiration Date:	December 2013
Weighted-Average Price per Contract:	$299.40
Notional Amount (Fair Value):	$5,073,310

The notional amount is calculated using the settlement price for the Index Futures on the CME on September 30, 2013, which was $298.43 per contract, and the $100 multiplier applicable under the contract terms.

Qualitative Disclosure

As described herein, it is the objective of the Trust that the performance of the Shares will correspond generally, but will not necessarily be identical, to the performance of the Index, which reflects the return on a fully collateralized investment in the DJ-UBS Roll Select CI, before payment of expenses and liabilities. The Index itself is intended to reflect the performance of a diversified group of physical commodities, including energy commodities, precious and industrial metal commodities, agricultural commodities and livestock commodities. The Trust obtains this exposure to commodity prices through the Trust’s Index Future positions. As a result, fluctuations in the value of the Index Futures are expected to directly affect the value of the Shares.

The Trust will not engage in any activities designed to obtain a profit from, or ameliorate losses caused by, changes in the level of the Index or the DJ-UBS Roll Select CI, or the value of any Collateral Assets. The Trust’s exposure to market risk may be influenced by a number of factors, including the lack of liquidity of the Index Future market and activities of other market participants.

Item 4. Controls and Procedures

The duly authorized officers of the Sponsor performing functions equivalent to those a principal executive officer and principal financial officer of the Trust would perform if the Trust had any officers, with the participation of the Trustee, have evaluated the effectiveness of the Trust’s disclosure controls and procedures, and have concluded that the disclosure controls and procedures of the Trust were effective as of the end of the period covered by this report to provide reasonable assurance that information required to be disclosed in the reports that the Trust files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to the duly authorized officers of the Sponsor performing functions equivalent to those a principal executive officer and principal financial officer of the Trust would perform if the Trust had any officers, as appropriate to allow timely decisions regarding required disclosure.

There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures.

There were no changes in the Trust’s internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Trust’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

Not applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

a)	None.

b)

As described in the Trust’s first registration statement on Form S-1 (No. 333-178376), which was declared effective as of August 7, 2013, proceeds received by the Trust from the issuance and sale of Shares to Authorized Participants consists of Index Futures and cash (or, in the discretion of the Sponsor, other Collateral Assets). These proceeds will be held by the Trust and retained, invested in Collateral Assets or liquidated in order to rebalance or establish new positions in Index Futures or Collateral Assets until withdrawn in connection with redemptions of Baskets or liquidated to pay expenses and liabilities of the Trust (including applicable fees and margin payments) not assumed by the Sponsor.

c)	No redemption of Shares occurred during the period from August 8, 2013 (commencement of operations) to September 30, 2013.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Description
3.1	Certificate of Trust is incorporated by reference to Exhibit 3.1 filed with Amendment No. 1 to Registration Statement No. 333-178376 on June 22, 2013
4.1	First Amended and Restated Trust Agreement is incorporated by reference to Exhibit 4.1 filed with Amendment No. 5 to Registration Statement No. 333-178376 on August 2, 2013
4.2	Form of Authorized Participant Agreement is incorporated by reference to Exhibit 4.2 filed with Amendment No. 3 to Registration Statement No. 333-178376 on July 1, 2013
10.1	Investment Advisory Agreement is incorporated by reference to Exhibit 10.1 filed with Amendment No. 5 to Registration Statement No. 333-178376 on August 2, 2013
10.2	Institutional Futures Customer Agreement is incorporated by reference to Exhibit 10.2 filed with Amendment No. 5 to Registration Statement No. 333-178376 on August 2, 2013
10.3	Form of Service Module for Custodial Services is incorporated by reference to Exhibit 10.3 filed with Amendment No. 3 to Registration Statement No. 333-178376 on July 1, 2013
10.4	Form of Service Module for Fund Administration and Accounting Services is incorporated by reference to Exhibit 10.4 filed with Amendment No. 3 to Registration Statement No. 333-178376 on July 1, 2013
10.5	Form of Master Services Agreement is incorporated by reference to Exhibit 10.5 filed with Amendment No. 3 to Registration Statement No. 333-178376 on July 1, 2013
10.6	Form of Control Agreement is incorporated by reference to Exhibit 10.6 filed with Amendment No. 3 to Registration Statement No. 333-178376 on July 1, 2013
31.1	Certification by Principal Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended
31.2	Certification by Principal Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended
32.1	Certification by Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification by Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema Document
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

_____________________

** Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for the purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned in the capacities* indicated, thereunto duly authorized.

iShares® Delaware Trust Sponsor LLC

Sponsor of the iShares® Dow Jones-UBS Roll Select Commodity Index Trust (registrant)

/s/ Patrick J. Dunne

Patrick J. Dunne

President and Chief Executive Officer

(Principal executive officer)

Date:	November 8, 2013

/s/ Jack Gee

Jack Gee

Chief Financial Officer

(Principal financial and accounting officer)

Date:	November 8, 2013

_____________________

* The registrant is a trust and the persons are signing in their respective capacities as officers of iShares® Delaware Trust Sponsor LLC, the Sponsor of the registrant.