Form 10-K
period 2013-12-31
iShares Dow Jones-UBS Roll Select Commodity Index Trust
filed 2014-02-28
CIK 1535365

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2013

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from _________to __________

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

(415) 670-2000

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Shares	NYSE Arca, Inc.
(Title of class)	(Name of exchange on which registered)

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   Yes ☐      No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.   Yes ☐      No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒      No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐ (registrant)	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   Yes ☐     No ☒

The registrant was organized on December 7, 2011 and commenced operations on August 8, 2013. No Shares were outstanding at June 30, 2013.

DOCUMENTS INCORPORATED BY REFERENCE:

None.

THE FINANCIAL STATEMENT SCHEDULES CONTAINED IN PART IV OF THIS FORM 10-K CONSTITUTE THE ANNUAL REPORT WITH RESPECT TO THE TRUST FOR PURPOSES OF CFTC RULE 4.22(C) (THE “CFTC ANNUAL REPORT”).

PART I

Item 1. Business

Summary

The iShares® Dow Jones-UBS Roll Select Commodity Index Trust (the “Trust”) is a Delaware statutory trust that issues units of beneficial interest (“Shares”) representing fractional undivided beneficial interests in its net assets. The Trust’s assets consist of long positions in exchange-traded index futures contracts of various expirations, called “Index Futures,” on the Dow Jones-UBS Roll Select Commodity Index, or the “DJ-UBS Roll Select CI,” together with “Collateral Assets” consisting of cash, U.S. Treasury securities or other short-term securities and similar securities that are eligible as margin deposits for those Index Future positions.

iShares® Delaware Trust Sponsor LLC, a Delaware limited liability company, is the sponsor of the Trust (the “Sponsor”). BlackRock Institutional Trust Company, N.A. is the “Trustee” of the Trust. The Trust is a commodity pool, as defined in the Commodity Exchange Act (the “CEA”) and the applicable regulations of the Commodity Futures Trading Commission (the “CFTC”), and is operated by the Sponsor, a commodity pool operator registered with the CFTC. BlackRock Fund Advisors (the “Advisor”), an indirect subsidiary of BlackRock, Inc., serves as the commodity trading advisor of the Trust and is registered with the CFTC. The Trust has delegated day-to-day administration of the Trust to the Trustee. The Trustee has delegated certain day-to-day administrative functions of the Trustee to State Street Bank and Trust Company (the “Trust Administrator”). Wilmington Trust, National Association, a Delaware banking corporation, serves as the “Delaware Trustee” of the Trust. The Trust is not an investment company registered under the Investment Company Act of 1940, as amended (the “Investment Company Act”).

The Trust intends to offer Shares on a continuous basis. The Trust issues and redeems Shares only in one or more blocks of 50,000 Shares (“Baskets”). Only institutions that enter into an agreement with the Trust to become “Authorized Participants” may purchase or redeem Baskets, in exchange for Index Futures and Collateral Assets with an aggregate value equal to the net asset value per Share, or “NAV” of the Shares being purchased or redeemed. Owners of beneficial interest in Shares (“Shareholders”) who are not Authorized Participants have no right to redeem their Shares. In order to liquidate their investment in the Shares, Shareholders who are not Authorized Participants must generally sell their Shares in the secondary market, assuming that demand for their Shares exists. The Trustee has delegated processing creation and redemption orders of Baskets to SEI Investments Distribution Co., or any other agent appointed from time to time by the Trustee, as the “Processing Agent.”

The activities of the Trust are generally limited to:

(1)	issuing Baskets in exchange for Index Futures and cash (or, in the discretion of the Sponsor, other Collateral Assets),

(2)	consistent with its investment objective, establishing, maintaining and closing out positions in Index Futures and acquiring, holding and disposing of corresponding Collateral Assets,

(3)	paying out of its assets any expenses and liabilities of the Trust not assumed by the Sponsor, and

(4)	delivering proceeds consisting of Index Futures, cash and other Collateral Assets in exchange for Baskets surrendered for redemption.

The Trust is a passive investor in Index Futures and the Collateral Assets held to satisfy applicable margin requirements on those Index Future positions. The Advisor acts as the commodity trading advisor for the Trust, and is authorized to transact in Index Futures and acquire and dispose of the related Collateral Assets on the Trust’s behalf. The Trust will not engage in any activities designed to obtain a profit from, or to ameliorate losses caused by, changes in the level of the Dow Jones-UBS Roll Select Commodity Index Total Return (the “Index”) or the DJ-UBS Roll Select CI or the value of the Collateral Assets. To the extent that the Trust accepts cash proceeds in connection with the creation of Shares, the Trust will use that cash to purchase additional Index Futures and Collateral Assets, in an amount that the Advisor determines will enable the Trust to achieve investment results that correspond with the Index. At any time when Index Futures of more than one expiration are listed on the Chicago Mercantile Exchange, the “CME” or the “Exchange,” the Sponsor will determine, pursuant to the terms of the trust agreement, which Index Futures will be transferred in connection with either the creation or redemption of Baskets.

The Sponsor maintains an Internet website at www.ishares.com, through which monthly account statements and the registrants’ annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (“Exchange Act”), can be accessed free of charge, as soon as reasonably practicable after such material is electronically filed with, or furnished to, the Securities and Exchange Commission (“SEC”). Additional information regarding the Trust may also be found on the SEC’s EDGAR database at www.sec.gov.

Investment Objective of the Trust

The investment objective of the Trust is to seek investment results that correspond generally, but will not necessarily be identical, to the performance of the Index, which reflects the returns on a fully collateralized investment in the DJ-UBS Roll Select CI, before the payment of expenses and liabilities of the Trust. The Trust will hold long positions in Index Futures whose settlement value at expiration is based on the value of the DJ-UBS Roll Select CI at that time. The Trust will also earn interest on its non-cash Collateral Assets.

The DJ-UBS Roll Select CI incorporates the economic effect of “rolling” the contracts included in the applicable index. “Rolling” a futures contract means closing out a position in an expiring futures contract and establishing an equivalent position in a replacement futures contract on the same commodity. Markets for futures contracts can be in “backwardation,” which means that futures contracts with distant delivery months are priced lower than those with nearer delivery months, or can exhibit “contango,” which means that futures contracts with distant delivery months are priced higher than those with nearer delivery months. The DJ-UBS Roll Select CI employs a “rolling” methodology that seeks to minimize the effect of contango and maximize the effect of backwardation by selecting replacement futures contracts that exhibit the most backwardation or least contango among those eligible futures contracts with delivery months of up to 273 calendar days until expiration.

The Index, in turn, reflects the return of the DJ-UBS Roll Select CI, together with the return on specified U.S. Treasury securities that are deemed to have been held to collateralize a hypothetical long position in the futures contracts comprising the DJ-UBS Roll Select CI. The Index and the DJ-UBS Roll Select CI are calculated based on the same commodities, though not always the same futures contracts, that are included in the Dow Jones-UBS Commodity Index, or the “DJ-UBS CI,” which is a liquidity- and production-weighted index of the prices of a diversified group of futures contracts on physical commodities. The DJ-UBS CI, the DJ-UBS Roll Select CI and the Index are administered, calculated and published by UBS Securities and DJI Opco, LLC, or “DJI Opco.” UBS Securities and DJI Opco are also referred to in this report as the “Index Co-Sponsors” of the DJ-UBS CI, the DJ-UBS Roll Select CI and the Index. Certain intellectual property rights relating to the DJ-UBS CI and related indices are owned by UBS AG and Dow Jones Trademark Holdings, LLC or “Dow Jones.” UBS AG, Dow Jones and the Index Co-Sponsors are collectively referred to as the “Index Providers.”

When establishing positions in Index Futures, the Trust will be required to deposit initial margin with a value of approximately 3% to 10% of the value of each Index Future position at the time it is established. These margin requirements are subject to change from time to time by the Exchange or UBS Securities LLC, or “UBS Securities,” the clearing futures commission merchant (the “Clearing FCM”). Margin requirements established by the Clearing FCM may exceed minimum levels established by the Exchange. On a daily basis, the Trust will be obligated to pay, or entitled to receive, variation margin in an amount equal to the change in the daily settlement level of its Index Future positions. If the daily settlement level causes the value of the Trust’s Index Future positions to decrease, the Trust will be required to post variation margin with the Clearing FCM. Conversely, if the daily settlement level causes the value of the Trust’s Index Future positions to increase, the Trust’s account with the Clearing FCM will receive variation margin in an amount equal to the increase.

The Shares are intended to constitute an alternative means for investors to achieve investment exposure to the performance of the Index. Although the Shares are not the exact equivalent of an investment in the underlying futures contracts and U.S. Treasury securities represented by the Index, the Shares are intended to provide investors with an alternative method of participating in the commodities market.

Secondary Market Trading

While the Trust anticipates that the price of the Shares will fluctuate in a manner that reflects changes in the Trust’s net asset value over time, at any given time the Shares may trade at, above or below their NAV. The NAV will fluctuate primarily with changes in the market value of Index Futures. The NAV may also be affected as a result of fluctuations in the value of Collateral Assets, but this fluctuation is not expected to be significant because the Collateral Assets are expected to consist of cash and U.S. Treasury securities. The trading price of the Shares will fluctuate in accordance with changes in their NAV, intraday changes in the value of the Index Futures and market supply and demand. The amount of the discount or premium in the trading price relative to the NAV may be influenced by nonconcurrent trading hours between NYSE Arca, Inc. (“NYSE Arca”), the exchange on which the Shares trade, the Exchanges on which Index Futures trade and the principal commodities markets on which the futures contracts in the DJ-UBS Roll Select CI trade. While the Shares are expected to trade on NYSE Arca until 4:00 p.m. (New York time), liquidity in the markets for the Index Futures and the futures contracts underlying the DJ-UBS Roll Select CI is expected to be reduced whenever the principal markets for these contracts are closed. As a result, trading spreads, and the resulting premium or discount on the Shares, may widen during these “gaps” in market trading hours.

Valuation of Index Futures; Computation of Trust’s Net Asset Value

The Sponsor has the exclusive authority to determine the net asset value of the Trust and the NAV, which it has delegated to the Trustee under the trust agreement. The Trustee determines the net asset value of the Trust and the NAV as of 4:00 p.m. (New York time), on each Business Day on which NYSE Arca is open for regular trading, as soon as practicable after that time. A “Business Day” is a day (1) on which none of the following occurs: (a) NYSE Arca is closed for regular trading, (b) the CME is closed for regular trading or (c) the Federal Reserve wire transfer system is closed for cash wire transfers, or (2) that the Trustee determines that it is able to conduct business.

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

Once the net asset value of the Trust has been calculated, the Trustee determines the NAV by dividing the net asset value of the Trust by the number of Shares outstanding at the time the calculation is made. Any changes to NAV that may result from creation and redemption activity are not reflected in the NAV calculations for purposes of the Trust’s operations until the Business Day following the Business Day on which they occur, but are reflected in the Trust’s financial statements as of such first Business Day. Creation and redemption orders received after 2:40 p.m. (New York time) are not deemed to be received, and the related creation or redemption will not be deemed to occur, until the following Business Day. Subject to the approval of the Trustee, Baskets may be created solely for cash, but the related creation orders will be deemed received as of the following Business Day unless received by 10:00 a.m. (New York time). Orders are expected to settle by 11:00 a.m. (New York time) on the Business Day following the Business Day on which such orders are deemed to be received.

Trust Expenses

The Sponsor has agreed under the trust agreement to pay the following administrative, operational and marketing expenses:

(1)	the fees of the Trustee, the Delaware Trustee, the Advisor and their respective agents;

(2)	NYSE Arca listing fees;

(3)	printing and mailing costs;

(4)	audit fees;

(5)	fees for registration of the Shares with the SEC;

(6)	tax reporting costs;

(7)	license fees and;

(8)	legal expenses relating to the Trust of up to $100,000 annually.

The Trust is not expected to have other ordinary recurring administrative, operational or marketing expenses other than brokerage commissions and similar transaction fees, as described below. The Sponsor pays the costs of the issuance and distribution of the Shares, including applicable SEC registration fees.

In return for paying the expenses described above, the Sponsor receives the “Sponsor’s Fee,” which accrues daily at an annualized rate of up to 0.75% of the net asset value of the Trust, as calculated before deducting fees and expenses based on the value of the Trust’s assets (the “Adjusted Net Asset Value of the Trust”), and is payable by the Trust monthly in arrears.

The Sponsor and the Trustee may amend or terminate the Sponsor’s obligation to pay certain expenses of the Trust pursuant to the trust agreement.

The Trust is responsible for paying any applicable brokerage commissions and similar transaction fees out of its assets.

The following expenses will also be paid out of the assets of the Trust:

●	any expenses of the Trust (including the Sponsor’s Fee) that are not assumed by the Sponsor;

●	any taxes and other governmental charges that may fall on the Trust or its property;

●

any expenses of any extraordinary services performed by the Sponsor or the Trustee on behalf of the Trust or expense of any action taken by the Sponsor or the Trustee to protect the Trust and the rights and interests of holders of the Shares; and

●	any indemnification of the Sponsor, the Advisor or other agents, service providers or counterparties of the Trust.

The Trustee is also entitled to charge the Trust for all expenses and disbursements incurred by the Trustee in connection with the actions described in the second and third bullet points above, including fees and disbursements of its legal counsel; provided that the Trustee is not entitled to charge the Trust for (1) expenses and disbursements that were incurred by it before the Shares were publicly traded and (2) fees of agents for performing services that the Trustee is required under the trust agreement to perform.

The Trustee, at the direction of the Sponsor, may liquidate the Trust’s property from time to time as necessary to permit payment of the fees and expenses that the Trust is required to pay. The Trustee is not responsible for any depreciation or loss incurred by reason of the liquidation of Trust property made in compliance with the trust agreement.

Creation of Baskets

The Trust offers Shares on a continuous basis on each Business Day, but issuances of new Shares may be suspended at any time. Shares may be offered only in Baskets of 50,000 Shares. Baskets will be typically issued only in exchange for an amount of Index Futures and cash (or, in the discretion of the Sponsor, other Collateral Assets) equal to the “Basket Amount” for the Business Day on which the creation order was received by the Trustee. The Basket Amount for a Business Day will have a per Share value equal to the NAV as of such day, and the assets included in the Basket Amount will be valued in the same manner and on the same basis as the Trust’s NAV calculations for its assets. Creation orders received after 2:40 p.m. (New York time) will not be deemed received until the following Business Day. Subject to the approval of the Trustee, Baskets may be created for cash equal to the NAV of the Shares constituting a Basket as determined on the date the related creation order was received, plus the costs incurred by the Trust in establishing the corresponding Index Future positions and acquiring the related Collateral Assets. Creation orders for Baskets paid for solely in cash that are received after 10:00 a.m. (New York time) will be deemed received as of the following Business Day. The Trustee will notify the Authorized Participants of the Basket Amount on each Business Day.

Before the Trust will issue any Baskets to an Authorized Participant, that Authorized Participant must deliver to the Trustee a creation order indicating the number of Baskets it intends to purchase and providing other details with respect to the procedures by which the Baskets are to be transferred. The Trustee expects to acknowledge the creation order unless it or the Sponsor decides to refuse the order.

Upon the transfer of (1) the required consideration of Index Futures in the amounts and of the type specified by the Trustee, and cash (or, in the discretion of the Sponsor, other Collateral Assets) in the amounts specified to the Trustee, in each case to the accounts specified by the Trustee, and (2) any and all transaction fees associated with creations (including but not limited to fees charged by the Exchange and the Clearing FCM) per Basket, the Trustee will deliver the appropriate number of Baskets to the Depository Trust Company (“DTC”) account of the Authorized Participant. The total transaction fees charged per Basket created may change from time to time.

Only Authorized Participants can transfer the required consideration and receive Baskets in exchange. Authorized Participants may act for their own accounts or as agents for broker-dealers, custodians and other securities market participants that wish to create or redeem Baskets. An Authorized Participant is under no obligation to the Trust to create or redeem Baskets for itself or on behalf of other persons. An order for one or more Baskets may be placed by an Authorized Participant on behalf of multiple clients. The Sponsor and the Trustee will maintain a current list of Authorized Participants. As of the date of this report, UBS Securities LLC, Credit Suisse Securities (USA) LLC and J.P. Morgan Securities LLC are the only Authorized Participants.

No Shares will be issued unless and until the Trustee receives confirmation that the required consideration has been received in the account or accounts specified by the Trustee. It is expected that delivery of the Shares will be made against transfer of consideration on the Business Day following the Business Day on which the creation order is received by the Trustee, which is referred to as a T+1 settlement cycle. If the Trustee has not received the required consideration for the Shares to be delivered on the delivery date, by 11:00 a.m. (New York time), the Trustee may cancel the creation order.

The Trustee has the right to reject any creation order for any reason. The reasons for the rejection may include, among others, (1) the related order not being in proper form as described in the authorized participant agreement, (2) market conditions or other circumstances that make transactions in or delivery of the Shares or the Index Futures impossible or impractical, (3) a determination by the Trustee that the acceptance of the related order would have adverse tax or other consequences to the Trust or the Shareholders or (4) circumstances that would cause the acceptance of the related order to result in a violation of law in the opinion of counsel to the Trustee, the Sponsor, the Trust Administrator or the Processing Agent. Each authorized participant agreement provides that neither the Trustee nor any agents acting on its behalf will be liable to any person for rejecting a creation order.

Redemptions of Baskets

Authorized Participants may typically surrender Baskets in exchange only for an amount of Index Futures and cash (or, in the discretion of the Sponsor, other Collateral Assets) equal to the Basket Amount on the Business Day the redemption request is received by the Trustee. Redemption orders received after 2:40 p.m. (New York time) will not be deemed to be received until the following Business Day. Holders of Baskets who are not Authorized Participants will not be able to redeem their Baskets except through an Authorized Participant. It is expected that Authorized Participants may redeem Baskets for their own accounts or on behalf of Shareholders who are not Authorized Participants, but no Authorized Participant is under any obligation to the Trust to do so.

Before surrendering Baskets for redemption, an Authorized Participant must deliver to the Trustee a request indicating the number of Baskets it intends to redeem and providing other details with respect to the procedures by which the assets representing the required Basket Amount are to be transferred. The Trustee expects to acknowledge the redemption order unless it or the Sponsor decides to refuse the redemption order.

After the delivery by the Authorized Participant to the Trust’s DTC account of the total number of Shares to be redeemed by an Authorized Participant, the Trustee will deliver to the order of the redeeming Authorized Participant redemption proceeds consisting of Index Futures and cash (or, in the discretion of the Sponsor, other Collateral Assets). The assets included in the redemption proceeds will be valued in the same manner and on the same basis as the Trust’s NAV calculations for its assets. In connection with a redemption order, the redeeming Authorized Participant authorizes the Trustee to deduct from the proceeds of redemption any and all transaction fees associated with redemptions.

It is expected that delivery of the Index Futures and cash or other Collateral Assets to the redeeming Shareholder will be made against transfer of the Baskets on the Business Day following the Business Day on which the redemption request is received by the Trustee, which is referred to as a T+1 settlement cycle. If the Trustee’s DTC account has not been credited with the total number of Shares to be redeemed pursuant to the redemption order by 11:00 a.m. (New York time), on the delivery date, the Trustee may cancel the redemption order.

The Trustee has the right to reject any redemption order for any reason. The reasons for the rejection may include, among others, (1) the related order not being in proper form as described in the authorized participant agreement, (2) market conditions or other circumstances that make transactions in or delivery of the Shares or the Index Futures impossible or impractical, (3) a determination by the Trustee that the acceptance of the related order would have adverse tax or other consequences to the Trust or the Shareholders or (4) circumstances that would cause the acceptance of the related order to result in a violation of law in the opinion of counsel to the Trustee, the Sponsor, the Trust Administrator or the Processing Agent. Each authorized participant agreement provides that neither the Trustee nor any agents acting on its behalf will be liable to any person for rejecting a redemption order.

Custody of the Trust Assets

The Trust’s Index Futures and the Collateral Assets posted as margin for these Index Future positions will be held in the Trust’s account, established at its Clearing FCM. The Clearing FCM will further transfer some or all of the Collateral Assets posted as margin for the Trust’s Index Future positions to the Exchange.

Substantially all of the Trust’s remaining assets will consist of Collateral Assets held in the Trust’s accounts at the Trust Administrator.

Futures Contracts on the DJ-UBS Roll Select CI

The assets of the Trust will consist of Index Futures and cash or other Collateral Assets used to satisfy applicable margin requirements for those Index Future positions. Index Futures are exchange-traded index future contracts on the DJ-UBS Roll Select CI, and are expected to include contracts of different terms and expirations. The Trust is expected to roll out of existing positions in Index Futures and establish new positions in Index Futures on an ongoing basis. Index Futures subsequently acquired by the Trust may have terms that differ from those of the Index Futures it holds initially, including transaction fees associated with the purchase and sale of these Index Futures. The fees charged for the initial Index Futures expected to be held by the Trust, as of July 29, 2013, were not more than $3.00 per contract, consisting of a $1.50 clearing fee per contract charged by the CME, plus $0.50 per contract in associated Clearing FCM charges, plus $1.00 per contract for cash orders executed through a broker.

Creation and redemption of interests in the Trust generally will be effected through exchange for related positions or “EFRP.” EFRPs involve contemporaneous transactions in futures contracts and the underlying cash commodity or a closely related commodity. In a typical EFRP, the participant taking the long position on the futures contract transfers the underlying commodity or other related position to the participant taking the short position on the futures contract. The CME permits the execution of EFRPs consisting of simultaneous transfers of Index Futures and Shares. This mechanism generally is expected to be used by the Trust in connection with the creation and redemption of Baskets.

Specifically, it is anticipated that an Authorized Participant requesting the creation of additional Baskets typically will transfer Index Futures and cash (or, in the discretion of the Sponsor, other Collateral Assets) to the Trust in return for Shares. If an EFRP is executed in connection with the redemption of one or more Baskets, an Authorized Participant will transfer to the Trust the Shares being redeemed and the Trust will transfer to the Authorized Participant Index Futures and cash or other Collateral Assets. The Trust may include Index Futures with different terms and expirations in the creation and redemption of Baskets, and the Index Futures included in creation Baskets may differ from those included in redemption Baskets.

With the approval of the Sponsor, Baskets may also be created or redeemed for cash, in which case the Authorized Participant will be responsible for the costs of the Trust acquiring or liquidating the related Index Future positions and Collateral Assets.

The Index, the DJ-UBS CI and the DJ-UBS Roll Select CI

This section contains a description of the Index, the DJ-UBS CI, and the DJ-UBS Roll Select CI. All information regarding the Index, the DJ-UBS CI and the DJ-UBS Roll Select CI contained in this report, including their respective compositions, methods of calculation, changes in their constituent components and historical performance, has been derived from information published or provided by the Index Co-Sponsors, but has not been independently verified.

The Dow Jones-UBS Commodity IndexesSM are a joint product of DJI Opco, a subsidiary of S&P Dow Jones Indices LLC, and UBS Securities, and have been licensed for use. Dow Jones® and DJ® are trademarks of Dow Jones; “UBS” is a registered trademark of UBS AG; S&P® is a registered trademark of Standard & Poor’s Financial Services LLC; and these trademarks have been licensed for use by DJI Opco and sublicensed for certain purposes by the Trust.

The Index Providers

The Shares are not sponsored, endorsed, sold or promoted by the Index Providers in their capacities as such. None of the Index Providers, in their capacities as such, makes any representation or warranty, express or implied, to the owners of or counterparts to the Shares or any member of the public regarding the advisability of investing in securities or commodities generally or in the Shares particularly. The only relationship of the Index Providers, in their capacities as such, to the Trust is the licensing of certain trademarks, trade names and service marks and of the Index and the DJ-UBS Roll Select CI, which is determined, composed and calculated by DJI Opco in conjunction with UBS Securities without regard to the Trust or the Shares. The Index Providers do not take the needs of the Trust or the Shareholders into consideration in determining, composing or calculating the Index or the DJ-UBS Roll Select CI. None of the Index Providers is directly responsible for or has participated in the determination of the timing of, prices at, or quantities of the Shares to be issued or in the determination or calculation of the equation by which the Shares are to be converted into cash, surrendered or redeemed, as the case may be. The Index Providers, in their capacities as such, are not responsible for the administration, marketing or trading of the Shares. Notwithstanding the foregoing, UBS AG, UBS Securities, CME Group Inc., an affiliate of S&P Dow Jones Indices LLC, and their respective subsidiaries and affiliates may independently issue and/or sponsor financial products unrelated to the Shares currently being issued by the Trust, but which may be similar to and competitive with the Shares. In addition, UBS AG, UBS Securities, CME Group Inc. and their subsidiaries and affiliates actively trade commodities, commodity indexes and commodity futures (including the Index and the DJ-UBS Roll Select CI), as well as swaps, options and derivatives which are linked to the performance of such commodities, commodity indexes and commodity futures. It is possible that this trading activity will affect the value of the Index, the DJ-UBS Roll Select CI and Shares.

Purchasers of the Shares should not conclude that the inclusion of a futures contract in the Index is any form of investment recommendation of the futures contract or the underlying exchange-traded physical commodity by Dow Jones, UBS AG, UBS Securities, DJI Opco or any of their subsidiaries or affiliates. None of Dow Jones, UBS AG, UBS Securities, DJI Opco or any of their subsidiaries or affiliates has made any due diligence inquiries with respect to the futures contracts or physical commodities underlying the Index in connection with the Shares being offered hereby. None of Dow Jones, UBS AG, UBS Securities, DJI Opco or any of their subsidiaries or affiliates makes any representation that any information relating to the futures contracts or commodities underlying the Index contained in this report or any other publicly available information relating to such futures contracts or commodities, including, without limitation, a description of the factors that affect the prices of such futures contracts or commodities, are accurate or complete.

None of Dow Jones, UBS AG, UBS Securities, DJI Opco or any of their subsidiaries or affiliates guarantees the accuracy and/or the completeness of the Index or any data related thereto and none of Dow Jones, UBS AG, UBS Securities, DJI Opco or any of their subsidiaries or affiliates shall have any liability for any errors, omissions or interruptions therein. None of Dow Jones, UBS AG, UBS Securities, DJI Opco or any of their subsidiaries or affiliates makes any warranty, express or implied, as to results to be obtained by Trust, owners of the Shares or any other person or entity from the use of the Index or any data related thereto. None of Dow Jones, UBS AG, UBS Securities, DJI Opco or any of their subsidiaries or affiliates makes any express or implied warranties and expressly disclaims all warranties of merchantability or fitness for a particular purpose or use with respect to the Index or any data related thereto. Without limiting any of the foregoing, in no event shall Dow Jones, UBS AG, UBS Securities, DJI Opco or any of their subsidiaries or affiliates have any liability for any lost profits or indirect, punitive, special or consequential damages or losses, even if notified of the possibility thereof. There are no third party beneficiaries of any agreements or arrangements among UBS Securities, DJI Opco and the Trust, other than UBS AG and the Licensors of DJI Opco.

The following summary with respect to the Index, the DJ-UBS CI and the DJ-UBS Roll Select CI has been prepared based on the Dow Jones-UBS Commodity IndexSM Methodology, dated as of April 2013, or the “Index Methodology,” and fact sheets, methodologies and other materials available publicly or otherwise provided by the Index Co-Sponsors as of May 10, 2013, and is subject to change. Dow Jones and UBS AG own certain intellectual property rights and the Index Co-Sponsors together own the other rights to the Index, the DJ-UBS CI and the DJ-UBS Roll Select CI. The Index Providers have no obligation to consider the interests of holders of Shares in the Trust and have no obligation to continue to publish, and may discontinue the publication of, the Index, the DJ-UBS CI or the DJ-UBS Roll Select CI. The consequences of any discontinuation of the DJ-UBS Roll Select CI are described under “Risk Factors—Risk Factors Relating to Index Futures and the DJ-UBS Roll Select CI—A cessation of publication of the DJ-UBS Roll Select CI could materially and adversely affect the activities of the Trust.”

Current information regarding the market values of the Index, the DJ-UBS CI and the DJ-UBS Roll Select CI is currently distributed by Thomson Reuters® and by other major market data vendors, and is available from numerous sources. None of the Sponsor, the Advisor, the Trustee or the Trust makes any representation that such information about the Index, the DJ-UBS CI or the DJ-UBS Roll Select CI is accurate or complete. In addition, none of the Sponsor, the Advisor, the Trustee or the Trust accepts any responsibility for the calculation, maintenance or publication of, or for any error, omission or disruption in, the Index, the DJ-UBS CI or the DJ-UBS Roll Select CI.

Overview

The Index is the total return version of the DJ-UBS Roll Select CI, and reflects the returns of the DJ-UBS Roll Select CI together with the returns from specified U.S. Treasury securities intended to reflect the returns of assets held to fully collateralize the futures contracts reflected in the DJ-UBS Roll Select CI. The DJ-UBS Roll Select CI itself is a version of the DJ-UBS CI that incorporates the economic effect of an alternative rolling methodology, as described in more detail below. The DJ-UBS CI itself forms the base commodities index from which the DJ-UBS Roll Select CI and the Index are derived. Set forth below is a description of the how the DJ-UBS CI is determined and calculated, a description of how the DJ-UBS Roll Select CI is derived from the DJ-UBS CI, and finally, a description of how the Index is derived from the DJ-UBS Roll Select CI.

The DJ-UBS CI

The DJ-UBS CI, from which the DJ-UBS Roll Select CI is based, was created by AIG International Inc. in 1998 and acquired by UBS Securities in May 2009, at which time UBS Securities and Dow Jones entered into a joint marketing agreement to market the DJ-UBS CI and related indices. Dow Jones subsequently assigned its interest in the joint marketing agreement to CME Group Index Services LLC, which in turn assigned its interest in the joint marketing agreement to DJI Opco. DJI Opco, in conjunction with UBS Securities, calculates the DJ-UBS CI and related indices and sub-indices, including the Index and the DJ-UBS Roll Select CI.

The DJ-UBS CI is a benchmark index composed of futures contracts on physical commodities, the selection and weighting of which are currently determined based on the five-year average of the trading volume, adjusted by the historic U.S. dollar value of the futures contract being considered for inclusion in the index, and the five-year average of production figures, adjusted by the historic U.S. dollar value of the related futures contracts, for the underlying commodities. The 24 commodities currently eligible for inclusion in the DJ-UBS CI are:

Aluminum	Heating Oil	Soybeans
Cocoa	Lead	Soybean Meal
Coffee	Lean Hogs	Soybean Oil
Copper	Live Cattle	Sugar
Corn	Natural Gas	Tin
Cotton	Nickel	RBOB Gasoline
Crude Oil	Platinum	Wheat
Gold	Silver	Zinc

There are 20 commodities currently represented in the DJ-UBS CI. Cocoa, lead, platinum and tin are the four eligible commodities which are not currently represented in the DJ-UBS CI. For each of the 20 included commodities, specified futures contracts with specified delivery dates are designated for inclusion in the DJ-UBS CI. The DJ-UBS CI is reweighted and rebalanced annually, on a price-percentage basis, to reflect changes in trading volume and production figures. The selection and weighting of the DJ-UBS CI’s constituents and its index methodology is intended to reflect the following four main principles:

●

Economic Significance. In order to achieve a fair representation of the relative importance of a diversified group of commodities to the world economy, the DJ-UBS CI uses both liquidity data and U.S. dollar-weighted production data in determining the relative quantities of included commodities that are reflected in the calculation of the DJ-UBS CI. Liquidity data reflects the amount of trading volume in the futures contracts on a commodity as a measure of the economic significance of that commodity, which is particularly relevant for commodities such as gold or silver, the production figures for which do not reflect their significant role in the world economy.

●

Diversification. In order to avoid disproportionate weighting of any particular commodity or sector, the DJ-UBS CI tries to provide diversified exposure to commodities as an asset class by applying both minimum and maximum weights to component commodities and sectors, as described under “—Determination of DJ-UBS CI Index Constituents.”

●

Continuity. In order to be responsive to the changing nature of commodity markets without completely reshaping the character of the DJ-UBS CI from year to year, the DJ-UBS CI seeks a balanced approach to provide a stable benchmark over time, through a combination of annual re-balancing, five-year averaging of liquidity and production data, diversification rules for constituent commodities and other index features.

●	Liquidity. In order to provide a more liquid index, the DJ-UBS CI explicitly includes the liquidity of the underlying commodities futures contracts as a weighting factor.

For additional detail regarding the DJ-UBS CI’s current method of selecting constituents and calculation of the DJ-UBS CI itself, see “—Determination of DJ-UBS CI Index Constituents” and “—Calculation of the DJ-UBS CI.”

The DJ-UBS CI reflects the increased or decreased return associated with “rolling” futures contracts. Because futures contracts have scheduled expirations, or delivery months, as one contract nears expiration it becomes necessary to close out the position in that delivery month and establish a position in a later available delivery month. This process is referred to as “rolling” the position forward. “Rolls” are traditionally accomplished by selling the position in the closest delivery month and purchasing a position of equivalent value in a later applicable delivery month. Markets for futures contracts can be in “backwardation,” which means that futures contracts with distant delivery months are priced lower than those with nearer delivery months, or can exhibit “contango,” which means that futures contracts with distant delivery months are priced higher than those with nearer delivery months.

The DJ-UBS CI reflects the economic impact of the roll process by reducing the weights applied to expiring futures contracts while correspondingly increasing the weights applied to the futures contracts that are replacing such expiring futures contracts. This roll simulation is generally conducted at the beginning of each month over the course of five business days, lasting from the sixth business day until the tenth business day of each month. The DJ-UBS CI conducts its roll simulations each month by rolling out of the designated futures contracts expiring in that month and rolling into those designated futures contracts with the next closest designated delivery month.

The DJ-UBS Roll Select CI

The Index Futures in which the Trust is investing will be based on the DJ-UBS Roll Select CI. The DJ-UBS Roll Select CI is a version of the DJ-UBS CI that tries to mitigate the effects of contango arising from the rolling process. Rather than incorporating the economic effect of rolling into the front-month futures contracts, the DJ-UBS Roll Select CI incorporates the economic effect of rolling into applicable futures contracts that exhibit the least contango or, if applicable, the most backwardation, in each case relative to the contracts of the immediately preceding delivery month.

The DJ-UBS Roll Select CI implements its rolling methodology by selecting from the eligible contracts for each commodity on its applicable “contract selection date,” the contract that exhibits the greatest amount of backwardation or least amount of contango, on an annualized basis, relative to the contract with the immediately preceding delivery date on the same commodity. This is accomplished by first dividing the price of each eligible contract from the price of the contract immediately preceding such eligible contract, to determine the percentage difference between the two prices. Because this price difference may be affected by the relative time between the eligible contract and its immediately preceding contract, this price difference is multiplied by 365 and divided by the number of actual days between the delivery dates of the two contracts, to arrive at a measure of the relative annualized contango/backwardation, referred to as the “annualized spread,” exhibited between the eligible contract and the contract immediately preceding it. Based on a comparison of these annualized spreads, the eligible contract that has the highest annualized spread relative to its immediately preceding contract is the one selected as the contract for the DJ-UBS Roll Select CI to establish new positions in. This roll selection process generally occurs every month on the fourth business day of the month, subject to changes or adjustments to this process implemented by the Index Co-Sponsors.

Because the DJ-UBS Roll Select CI utilizes a different designated contract selection process than the DJ-UBS CI, the futures contracts comprising the DJ-UBS Roll Select CI at any particular time may have different delivery months than those comprising the DJ-UBS CI, and the levels of the DJ-UBS Roll Select CI and the DJ-UBS CI may correspondingly differ. In addition, as a result of this difference in rolling processes, both the performance of the DJ-UBS Roll Select CI and the DJ-UBS CI and the dollar-value weights of their respective underlying futures contracts are expected to differ over time.

Although the DJ-UBS Roll Select CI’s roll process is designed to mitigate the effects of contango and to take advantage of the effects of backwardation, there can be no assurance that the futures contracts selected for inclusion in the DJ-UBS Roll Select CI will outperform the futures contracts selected for inclusion in the DJ-UBS CI. For example, it is possible that the contracts included in the DJ-UBS Roll Select CI could experience less appreciation or greater depreciation than the contracts included in the DJ-UBS CI, particularly when the price of a contract included in either index is influenced by changing expectations of future supply and demand for the related commodity for such contract’s specific delivery month. Because the DJ-UBS Roll Select CI tends to roll into futures contracts that demonstrate less contango or more backwardation relative to the futures contracts with delivery dates immediately preceding such futures contracts, the DJ-UBS Roll Select CI may exhibit a tendency to roll into contracts exhibiting relatively lower pricing due to seasonal dips in the delivery month of the selected contract, seasonal upswings in the delivery month of the immediately preceding contract or short-term supply or demand shocks affecting either delivery month, without regard to whether the selected contract would be expected to appreciate relative to the contract expiring immediately before it. Additionally, the frequency with which the DJ-UBS Roll Select CI rolls its futures contracts is expected to differ from that of DJ-UBS CI. Due to these differences in the roll methodology, the DJ-UBS Roll Select CI and the Index may not have the same individual component weights as the DJ-UBS CI. For further discussion of the risks associated with the DJ-UBS Roll Select CI, see “Risk Factors—Risk Factors Relating to Index Futures and the DJ-UBS Roll Select CI.”

The Index

The Index is designed to reflect the returns on a fully collateralized investment in the DJ-UBS Roll Select CI, by combining the returns of the DJ-UBS Roll Select CI with the returns on cash collateral invested in three-month U.S. Treasury bills.

DJ-UBS CI Index Composition and Methodology

The following is a summary of the composition of and the methodology used to calculate the DJ-UBS CI as of the date of this report. The methodology for determining the composition and weighting of the DJ-UBS CI and for calculating its value is subject to modification by the Supervisory Committee, as described in “—The Supervisory Committee and the Advisory Committee” below. The Index Co-Sponsors jointly make the official calculations of the value of the DJ-UBS CI. At present, this calculation is performed every fifteen seconds.

The Supervisory Committee and the Advisory Committee

The Index Co-Sponsors have established a two-tier oversight structure for the DJ-UBS CI comprised of the “Supervisory Committee” and the “Advisory Committee.” The Supervisory Committee is comprised of three members, two of whom are appointed by UBS Securities and one of whom is appointed by DJI Opco, and makes all final decisions relating to the DJ-UBS CI, taking into consideration any advice and recommendations of the Advisory Committee. The Advisory Committee consists of six to twelve members drawn from the financial and academic communities. Both the Supervisory and Advisory Committees meet annually to consider any changes to be made to the DJ-UBS CI for the coming year. These committees may also meet at such other times as may be necessary for the purposes of their respective responsibilities in connection with the oversight of the DJ-UBS CI.

The Supervisory Committee has a significant degree of discretion in exercising its supervisory duties with respect to the DJ-UBS CI and related indices and sub-indices, including the Index and the DJ-UBS Roll Select CI. This discretion would permit, among other things, changes to the composition of such indices or changes to the manner or timing of the publication of the values of such indices at any time during the year if the Supervisory Committee deems the changes necessary in light of factors that include, but are not limited to (i) changes in liquidity of the underlying futures contracts that are included in such indices or (ii) changes in legal, regulatory, sourcing or licensing matters relating to publication or replication of such indices. In particular and without limitation, the Index Co-Sponsors’ access and rights to use data in connection with calculating, publishing and licensing the DJ-UBS CI and related indices and sub-indices remain subject to the ongoing consent of the sources of such data, which consent could be revoked at any time. Further, the sources of such data have reserved the right to revise the terms and conditions of access and use of their data upon notice to the Index Co-Sponsors. The Supervisory Committee reserves the right to modify the composition of the DJ-UBS CI and related indices and sub-indices, including the Index and the DJ-UBS Roll Select CI, on an as-needed basis to minimize the impact of any loss of access to, or revised terms of use with respect to, such source data on such indices.

The Supervisory Committee has no obligation to take the interests of any parties to any transactions involving the Index, the DJ-UBS CI or the DJ-UBS Roll Select CI or any related indices or sub-indices into consideration when reweighting or making any other changes to such indices. In addition, the members of the Supervisory Committee are appointed by the Index Co-Sponsors, each of whom may engage in transactions that may adversely affect the value of the Index, the DJ-UBS CI or the DJ-UBS Roll Select CI or any related indices or sub-indices, the value of the futures contracts or commodities underlying such indices, or the value of your Shares.

Determination of DJ-UBS CI Index Constituents

The composition of the DJ-UBS CI is determined by UBS Securities each year under the supervision of, and in accordance with the procedures adopted by, the Supervisory Committee. The final composition of the DJ-UBS CI for each calendar year is subject to the approval of the Supervisory Committee in consultation with the Advisory Committee, and once this approval has been obtained, the new composition of the DJ-UBS CI is publicly announced, and takes effect in the month of January of the relevant calendar year.

The relative weight of a commodity eligible for inclusion in the DJ-UBS CI, called its “CIP,” or its commodity index percentage, is initially determined based on (i) the relative production percentages of the commodities eligible for inclusion in the DJ-UBS CI and (ii) the relative liquidity of the futures contracts that UBS Securities has designated as the eligible reference contracts for those commodities. This initial CIP calculation is then adjusted to give effect to caps and floors on such CIPs and to adjust the weights for gold and silver, the relative production numbers of which are assumed to understate their economic significance.

The initial commodity production percentage of a commodity, or its “CPP,” is determined for each commodity by taking the five-year average of production figures for the related commodity, adjusted by the historic U.S. dollar value of the related designated contract, and dividing the result by the sum of such products for all eligible commodities. In cases where there is more than one designated contract for a particular commodity, this measurement is initially taken only for one designated contract. There will typically be some time lag with respect to the production numbers that are reflected in the DJ-UBS CI, because production data can often only be obtained on a delayed basis for many commodities. For example, the historic five-year period used to calculate the CPPs for the DJ-UBS CI in 2013 was the period from 2005 through and including 2009.

This initial CPP calculation is then allocated to the designated contract or contracts corresponding to each commodity. In order to avoid double-counting commodities in the same commodity sector (e.g., a primary commodity and the commodity or commodities that are derived from such primary commodity), and to avoid double-counting in any commodity with more than one designated contract, the final CPPs of designated contracts within the same commodity sector are calculated by allocating among such designated contracts the initial CPP calculated for the primary commodity in such sector, based on the commodity liquidity percentages (as calculated below) for each designated contract for the commodities within that sector. As of the date of the Index Methodology, there were two commodity sectors represented in the DJ-UBS CI – the first consisting of Crude Oil as the primary commodity, with Heating Oil and RBOB Gasoline as its derivatives, and the second consisting of Soybeans as the primary commodity, with Soybean Oil and Soybean Meal as its derivatives. In addition, two commodities were represented by more than one designated contract as of the date of the Index Methodology, with crude oil represented by the contract for Light, Sweet Crude Oil (WTI) traded on NYMEX and the contract for Brent Crude Oil traded on ICE, and wheat represented by the contract for Soft Wheat (Chicago) traded on CBOT and Hard Red Winter Wheat (Kansas) traded on KCBT.

The commodity liquidity percentage, or “CLP,” for each designated contract is determined by taking a five-year average of the product of annual trading volume (adjusting for the number of applicable units of the commodity, e.g., barrels or metric tons, per contract) of such designated contract and the related historic U.S. dollar value for such contract, and dividing the result by the sum of such products for all designated contracts. As of the date of the Index Methodology, the five-year average trading volume used to calculate CLP for each designated contract was the period from 2007 through and including 2011. In some cases, such as copper, the related CLP may be calculated using the trading volume for a contract other than the designated contract. In addition, as in the case of crude oil and wheat, more than one reference contract may be designated for a particular commodity.

The initial CIP for each designated contract is equal to 1/3×CPP + 2/3×CLP for that designated contract. In order to calculate the final CIPs, the following further adjustments are made:

●	First, any designated contract with a CIP of less than 0.5% is reduced to zero;

●

Second, if any commodity sector (as described above) consists of designated contracts with CIPs totaling more than 25%, the CIPs of such designated contracts are reduced such that the total of such CIPs equal 25%;

●

Third, if the CIP (or combined CIPs, in the case of a commodity with more than one designated contract) of the designated contract(s) for any particular commodity is greater than 15%, such CIP (or the total of the combined CIPs) is reduced to 15%;

●

Fourth, if any commodity group (as described below) consists of designated contracts with CIPs totaling more than 33%, the CIPs of such designated contracts are reduced such that the total of such CIPs equals 33%;

●	Fifth, the CIPs for the designated contracts for each of gold and silver are set to equal the lesser of its CLP and 15%;

●	Sixth, any designated contract with a CIP of less than 2% is increased to 2%; and

●

Seventh, if any designated contract has a ratio of CIP (after giving effect to the first six steps above) to CLP greater than 3.5, its CIP is reduced so that it equals the CIP that would cause the CIP to CLP ratio to equal 3.5, which beginning in 2013, may reduce the CIP of a designated contract to below 2%.

For each of the first six steps above, in order to keep the sum of the CIPs for each of the commodities equal to 100% after each step is completed, any adjustment to the CIPs of affected designated contracts is accompanied by a corresponding increase or reduction, as applicable, that is allocated pro rata to the CIPs of the other designated contracts in the DJ-UBS CI, other than those which were eliminated as part of the first step, reduced in accordance with the caps set forth in steps two through four or adjusted to equal their respective CLPs in step five. For the seventh and final step, the aggregate reduction in CIP resulting from this step is accompanied by a corresponding increase, allocated equally to the CIPs of the designated contracts still in the DJ-UBS CI with CIP to CLP ratios below 2.0 (excluding any such designated contracts that were reduced in accordance with the caps set forth in steps two through four).

Any CIP reduction to a commodity with more than one designated contract is allocated equally among such commodity’s designated contracts. Any aggregate reduction to a commodity sector or commodity group under steps two or four is allocated to the designated contracts within such commodity sector or commodity group to preserve the relative weights of the CIPs as calculated immediately prior to making any adjustments under such step. For the purposes of step four, the current commodity groups for commodities eligible for inclusion in the DJ-UBS CI are as follows:

Commodity Group:	Commodities:

Energy	Crude Oil (WTI and Brent)
Heating Oil
Natural Gas
RBOB Gasoline

Precious Metals	Gold
Platinum
Silver

Industrial Metals	Aluminum
Copper
Lead
Nickel
Tin
Zinc

Livestock	Live Cattle
Lean Hogs

Grains	Corn
Soybeans
Soybean Oil
Soybean Meal
Wheat (Chicago and Kansas)

Softs	Cocoa
Coffee
Cotton
Sugar

The commodities and related designated contracts currently included in the DJ-UBS CI and their respective final CIPs (rounded to the nearest thousandth of a percentage) for 2014 are as follows:

Commodity	Designated Contract	Exchange	Units	Price Quote	CIP(1)
Aluminum	High Grade Primary Aluminum	LME	25 metric tons	USD/metric ton	4.72%
Coffee	Coffee “C”	NYBOT	37,500 lbs	U.S. cents/pound	2.32%
Copper	Copper	COMEX	25,000 lbs	U.S. cents/pound	7.51%
Corn	Corn	CBOT	5,000 bushels	U.S. cents/bushel	7.20%
Cotton	Cotton	NYBOT	50,000 lbs	U.S. cents/pound	1.58%
Crude Oil	WTI Crude Oil	NYMEX	1,000 barrels	USD/barrel	8.49%
	Brent Crude Oil	ICE	1,000 barrels	USD/barrel	6.51%
Gold	Gold	COMEX	100 troy oz.	USD/troy oz.	11.53%
Heating Oil	Heating Oil	NYMEX	42,000 gallons	U.S. cents/gallon	3.72%
Live Cattle	Live Cattle	CME	40,000 lbs	U.S. cents/pound	3.27%
Lean Hogs	Lean Hogs	CME	40,000 lbs	U.S. cents/pound	1.87%
Natural Gas	Henry Hub Natural Gas	NYMEX	10,000 mmbtu	USD/mmbtu	9.45%
Nickel	Primary Nickel	LME	6 metric tons	USD/metric ton	2.05%
Silver	Silver	COMEX	5000 troy oz.	USD/troy oz.	4.14%
Soybeans	Soybeans	CBOT	5,000 bushels	U.S. cents/bushel	5.68%
Soybean Meal	Soybean Meal	CBOT	100 short tons	USD/short ton	2.68%
Soybean Oil	Soybean Oil	CBOT	60,000 lbs	U.S. cents/pound	2.83%
Sugar	World Sugar No. 11	NYBOT	112,000 lbs	U.S. cents/pound	3.96%
RBOB Gasoline	Reformulated Blendstock for Oxygen Blending	NYMEX	42,000 gallons	U.S. cents/gallon	3.62%
Wheat	Wheat	CBOT	5,000 bushels	U.S. cents/bushel	3.34%
	KCBT Wheat	KCBT	5,000 bushels	U.S. cents/bushel	1.21%
Zinc	Special High Grade Zinc	LME	25 metric tons	USD/metric ton	2.31%

(1)	May not total 100% due to rounding.

Calculation of the DJ-UBS CI

The level of the DJ-UBS CI was set to be equal to 100 as of December 31, 1990. Subsequent levels of the DJ-UBS CI are determined by multiplying the level of the DJ-UBS CI as of the previous day by a fraction equal to (i) the weighted average value, or “WAV,” of the DJ-UBS CI as of the current day divided by (ii) the WAV of the DJ-UBS CI as of the previous day, subject to adjustment for roll periods as described below. The WAV of the DJ-UBS CI on any given day is calculated by summing the products of the settlement prices of the designated contracts for each commodity multiplied by the commodity index multiplier, or “CIM,” of such designated contract.

The CIMs of the designated contracts in the DJ-UBS CI are determined annually on the “CIM Determination Date,” generally the fourth business day of each year. On the CIM Determination Date, initial CIMs or “ICIMs” are calculated for each designated contract by multiplying such contract’s CIP by 1,000, then dividing such product by the contract’s settlement price as of the CIM Determination Date. To determine the final CIM for each designated contract for the new year, each ICIM is multiplied by an adjustment factor, which is a fraction equal to (i) the WAV of the DJ-UBS CI as of the CIM Determination Date, as calculated using the CIMs from the prior year, divided by (ii) 1,000. This adjustment factor is intended to preserve WAV continuity from one year to the next.

During roll periods, which generally occur during the sixth through tenth business days of each month, the level of the DJ-UBS CI is calculated using a blended WAV formula that reflects the fact that the DJ-UBS CI is rolling out of expiring contracts and into replacement contracts. The WAV associated with the existing index components, or the “Old WAV,” begins weighted at 100% as of the business day preceding the roll period and decreases by 20% on each subsequent business day until reduced to zero; it has no further effect on the level of the DJ-UBS CI by the fifth business day of such roll period. The WAV associated with the new index components, or the “New WAV,” begins weighted at 0% as of the business day preceding the roll period and increases by 20% on each subsequent business day such that by the fifth business day of such roll period, the level of the DJ-UBS CI is determined based entirely on the New WAV.

Accordingly, during a roll period, the level of the DJ-UBS CI on any given day can be calculated as the product of the level of the DJ-UBS CI as of the previous day, multiplied by a fraction equal to: (i) Old WAV× (1-0.2n) + New WAV × (0.2n), using the Old WAV and New WAV values as of such day, divided by (ii) Old WAV × (1-0.2n) + New WAV × (0.2n), using the Old WAV and New WAV values as of the previous day. The variable “n” in this equation represents the number of business days that have elapsed for such roll period through and including the relevant date of determination.

Calculation of the DJ-UBS Roll Select CI

The DJ-UBS Roll Select CI will be calculated using the same general methodology as the DJ-UBS CI and using the same CIPs and CIMs used in connection with calculating the DJ-UBS CI. However, because the roll process for the DJ-UBS Roll Select CI is different from that of the DJ-UBS CI, its constituent futures contracts may differ from those included in the DJ-UBS CI. This difference is expected to cause the dollar-value weights and the weighted average value of the futures contracts included in each index to differ over time, and, as a result, cause the performance of the two indices to diverge.

Calculation of the Index

The Index combines the returns of the DJ-UBS Roll Select CI with assumed returns on U.S. Treasury securities equal to the most recent weekly auction high rate for 13 week (3 Month) U.S. Treasury bills, as reported on the website http://www.treasurydirect.gov/RI/OFBills under the column headed “Discount Rate %” published by the Bureau of the Public Debt of the U.S. Treasury, or any successor source. The level of the Index, which was set at a hypothetical level of 100 as of December 31, 1990, can be calculated on any given day as the product of the level of the Index as of the previous day, multiplied by the sum of (i) 1.00 plus (ii) the positive or negative percentage return on the DJ-UBS Roll Select CI on such day plus (iii) the daily return based on the auction high rate for 13 week (3 month) U.S. Treasury bills described above.

Item 1A. Risk Factors.

Risk Factors Relating to Commodities Markets

The value of the Shares depends on the value of Index Futures, which will fluctuate based on the prices of commodity futures contracts reflected in the DJ-UBS Roll Select CI. These prices may be volatile, thereby creating the potential for losses regardless of the length of time you intend to hold your Shares.

Because the price of the Shares will depend on the value of the Index Futures held by the Trust, the value of the Shares will fluctuate based on the prices of commodity futures contracts reflected in the DJ-UBS Roll Select CI. Although the DJ-UBS Roll Select CI only has a limited performance history, the value of the DJ-UBS CI, which is composed of the same underlying commodities as the DJ-UBS Roll Select CI, has been volatile at times during the past several years. Commodity prices are generally affected by, among other factors, the cost of producing, transporting and storing commodities, changes in consumer or commercial demand for commodities, the hedging and trading strategies of producers and consumers of commodities, speculative trading in commodities by commodity pools and other market participants, disruptions in commodity supply, weather, political and other global events, global economic factors and government intervention in or regulation of the commodity or commodity futures markets. These factors cannot be controlled by the Trust. Accordingly, the price of the Shares could change substantially and in a rapid and unpredictable manner. This exposes you to a potential loss on your investment in the Shares, regardless of the length of time you intend to hold your Shares.

The following events, among others, would generally result in a decline in the price of the Shares:

●

A significant increase in hedging activity by producers of the underlying commodities. Should producers of the commodities underlying the DJ-UBS Roll Select CI increase their hedging of their future production through forward sales or other short positions, this increased selling pressure could depress the price of one or more of the underlying commodities, which could adversely affect the price of the Shares.

●

A significant change in the attitude of speculators and investors toward the futures contracts or commodities underlying the DJ-UBS Roll Select CI. Should the speculative community take a negative view towards one or more of the underlying futures contracts or commodities, it could cause a decline in the price of the Index Futures, which may reduce the price of the Shares.

●

Significant reductions in the size of positions permitted to be owned by the Trust or others in Index Futures or in the futures contracts and/or commodities comprising the DJ-UBS Roll Select CI, for example, as a result of more restrictive position limits or position limit exemptions or more expansive position aggregation requirements, could reduce liquidity and depress the price of the DJ-UBS Roll Select CI and/or the futures contracts or commodities underlying the DJ-UBS Roll Select CI, adversely affecting the value of your Shares.

Conversely, several factors could trigger a temporary increase in the price of the futures contracts or commodities underlying the DJ-UBS Roll Select CI and, consequently, the Index Futures. In that case, you could buy Shares at prices affected by the temporarily high commodity prices, and you could subsequently incur losses when the causes for the temporary increase disappear.

Historical performance of the Index, the DJ-UBS Roll Select CI and the DJ-UBS CI is no guide to their future performance or to the performance of the Shares.

Past performance of the Index, the DJ-UBS Roll Select CI and the DJ-UBS CI is not necessarily indicative of their future performance or of the performance of the Shares. There can be no guarantee that the level of the Index, the DJ-UBS Roll Select CI or the DJ-UBS CI will increase. The DJ-UBS Roll Select CI and the Index have limited performance histories.

Although the DJ-UBS CI, which is based on the same underlying commodities as the DJ-UBS Roll Select CI and the Index, has a longer performance history, there are differences in the way that the DJ-UBS CI and the DJ-UBS Roll Select CI address the rolling of contracts that could cause the DJ-UBS CI to perform differently from the DJ-UBS Roll Select CI and the Index. You may lose some or all of your investment in the Shares.

Commodity futures trading may be illiquid. In addition, suspensions or disruptions of market trading in the commodities markets and related futures markets may adversely affect the value of your Shares.

The commodity futures markets are subject to temporary distortions or other disruptions due to various factors, including the lack of liquidity, congestion, disorderly markets, limitations on deliverable supplies, the participation of speculators, government regulation and intervention, technical and operational or system failures, nuclear accidents, terrorism, riots and acts of God. In addition, U.S. futures exchanges and some foreign exchanges have regulations that limit the amount of fluctuation in futures contract prices that may occur during a single business day. These limits are generally referred to as “daily price fluctuation limits,” and the maximum or minimum price of a contract on any given day as a result of these limits is referred to as a “limit price.” Once the limit price has been reached in a particular contract, it is possible that no trades may be made at a different price. It is not certain how long any such price limits would remain in effect. Limit prices may have the effect of precluding trading in a particular contract or forcing the liquidation of contracts at disadvantageous times or prices, consequently affecting the value of the DJ-UBS Roll Select CI. Further, the Clearing FCM or its account holders may represent, directly or indirectly, a substantial portion of the short-side interest in the Index Futures market. The existence of a limited number of market participants could cause or exacerbate temporary distortions, especially those distortions that result from illiquidity.

Any of these circumstances could adversely affect the value of the Index Futures held by the Trust and, therefore, the value of your Shares. In addition, these circumstances could also limit trading in the Index Futures, which could affect the NAV and the trading price of the Shares. Accordingly, these limits may result in a NAV that differs, and may differ significantly, from the NAV that would prevail in the absence of such limits. If Baskets are created or redeemed at a time when these price limits are in effect, the creation or redemption price will reflect the price limits as well.

Additionally, if UBS Securities determines that a market disruption exists during a roll period or during the DJ-UBS Roll Select CI’s annual rebalancing, this will affect the way in which the roll is conducted or how the DJ-UBS Roll Select CI is rebalanced, generally by making the calculations and determinations that would otherwise have been made on such date on an alternative date on which no such market disruption exists. Market disruptions may include, among others: (1) the termination or suspension of, or material limitation or disruption in, the trading of an underlying futures contract, (2) the settlement price of an underlying futures contract reflecting the maximum permitted price change from the previous day’s settlement price for such contract, (3) the failure of an exchange to publish the official settlement price of an underlying futures contract, or (4) for contracts traded on the London Metals Exchange, any day on which the London Metals Exchange is not open for business. Market disruptions will only affect the timing of calculations for the affected commodity in connection with roll periods, but will affect the timing of calculations for all commodities if it occurs in connection with a rebalancing. Market disruptions may adversely affect the value of the Index Futures and the value of your Shares.

During a period when commodity prices are fairly stationary, an absence of “backwardation” in the prices of the commodities included in the DJ-UBS Roll Select CI may cause the price of your Shares to decrease.

The futures contracts that underlie the DJ-UBS Roll Select CI are replaced from time to time with new futures contracts on the same commodities. This process is referred to as “rolling.” Although the rolling methodology employed by the DJ-UBS Roll Select CI, which selects for replacement contracts exhibiting the least contango or the greatest backwardation, may on occasion cause futures contracts to be replaced by new futures contracts with earlier, rather than later, delivery months, it is expected that the DJ-UBS Roll Select CI will still tend to roll into futures contracts with later delivery months than the contracts being replaced.

Historically, the prices of some futures contracts (generally those relating to commodities that are typically consumed immediately rather than stored) have frequently been higher for contracts with shorter-term expirations than for contracts with longer-term expirations, which is referred to as “backwardation.” In these circumstances, absent other factors, the sale of the earlier contract would take place at a price that is higher than the price at which the later contract is purchased, thereby allowing the contract holder to purchase a greater quantity of the later contract. While some of the contracts included in the DJ-UBS Roll Select CI have historically exhibited periods of backwardation, backwardation will likely not exist at all times. Moreover, some of the commodities reflected in the DJ-UBS Roll Select CI have historically exhibited characteristics typical of “contango” markets rather than backwardation. Contango markets are those in which the prices of contracts are higher in the distant delivery months than in the nearer delivery months due to the costs of long-term storage of a physical commodity prior to delivery or other factors. The forward price of a commodity futures contract may also fluctuate between backwardation and contango.

Although the DJ-UBS Roll Select CI attempts to mitigate some of the losses that may arise from the absence of backwardation or the existence of contango through its rolling process, the absence of backwardation or the existence of contango in the commodity markets could nevertheless result in losses, which could adversely affect the value of the DJ-UBS Roll Select CI and, accordingly, decrease the value of your Shares. Moreover, because the Trust must pay certain ongoing fees and expenses, the value of the Shares may decrease even in periods where commodity prices are otherwise stationary.

Regulatory developments with respect to the futures and over-the-counter derivatives markets, and in particular, with respect to speculative trading in futures contracts and over-the-counter derivatives involving commodities and commodity indices, could adversely affect the value of your Shares.

In recent years, many bills have been introduced in the U.S. Congress targeting excessive speculation in commodities and commodity indices, including by institutional “index funds,” on regulated futures markets and in the over-the-counter or “OTC” derivatives markets. Many of these legislative proposals have not been enacted but could be in the future.

In 2010, Congress adopted some anti-speculative proposals in the Dodd-Frank Wall Street Reform and Consumer Protection Act, or the “Dodd-Frank Act.” These provisions of the Dodd-Frank Act have been interpreted by the CFTC to require the CFTC to expand its speculative position limits, as appropriate, to a wider range of listed futures and options on physical commodities (including certain energy, metals and agricultural products) as well as to economically equivalent swaps while significantly narrowing the bona fide hedging exemptions to a narrower category of commercial market participants and physical hedging strategies.

Pursuant to the provisions of the Dodd-Frank Act described above, the CFTC proposed regulations in November 2013, referred to in this report as the “Proposed Position Limits Rules,” that impose new federal position limits on futures and options on a subset of “reference contracts” consisting of contracts on energy, metal, and agricultural commodities and economically equivalent swaps.

The Proposed Position Limits Rules would include as reference contracts a number of the futures contracts included in the DJ-UBS Roll Select CI and as of the date of this report, such contracts represent a substantial portion of the weight of the DJ-UBS Roll Select CI. Consequently, if the Proposed Position Limits Rules are adopted as proposed, the maximum positions that market participants can hold in the reference contracts that underlie the DJ-UBS Roll Select CI may be limited, which could reduce the liquidity of such reference contracts and adversely affect the performance of the DJ-UBS Roll Select CI and the value of your Shares. Moreover, because the relative weights of the commodities in the DJ-UBS Roll Select CI are largely determined based on the trading volume of the futures contracts designated for such commodities, a reduction in the trading volume of such futures contracts could significantly alter the weights of the futures contracts underlying the DJ-UBS Roll Select CI, which could have further adverse effects on the level of the DJ-UBS Roll Select CI and the value of your Shares.

The Proposed Position Limits Rules would also expand the circumstances requiring persons to aggregate reference contracts that are owned or controlled by such persons. Specifically, the Proposed Position Limits Rules would require a person holding positions in multiple commodity pools with substantially identical trading strategies to aggregate the pools’ positions in reference contracts with other positions in reference contracts held or controlled by such person. Although Index Futures are not among the reference contracts identified in the Proposed Position Limits Rules, if federal position limits are extended to Index Futures or if the Exchange adopts similar aggregation rules, some participants in the market for Index Futures may be encumbered in trying to hedge their exposure, which could reduce liquidity in such Index Futures and the futures contracts and commodities underlying the DJ-UBS Roll Select CI and adversely affect the value of the Shares.

The Proposed Position Limits Rules would also narrow the existing bona fide hedge exemption for reference contracts. If adopted as proposed, this narrow definition may affect the hedging and investing activities of participants in the markets for the Index Futures and the futures contracts and commodities underlying the DJ-UBS Roll Select CI, which in turn could reduce the liquidity and adversely affect the pricing of the Index Futures and such futures contracts and commodities. Any of these effects could increase volatility in and otherwise adversely affect the price of the Shares.

In addition to the Proposed Position Limits Rules, the CFTC may lower the applicable position limits, apply position limits to a broader range of contracts (including commodity index contracts such as the Index Futures) or further restrict position limit exemptions. If any of these actions is taken, such measures could further reduce the size of positions that the Trust and other investors could hold directly in Index Futures and the underlying futures contracts and commodities, with potential reductions in liquidity and adverse effects on the pricing of Index Futures.

Certain other rules proposed pursuant to the Dodd-Frank Act also may have an impact on the Trust and the value and continued availability of the Shares. On December 22, 2010, the CFTC proposed rules, referred to in this report as the “DCM Proposed Rules,” that would require that at least 85% of the total volume of any contract listed on a “designated contract market,” or “DCM,” including the Index Futures, be executed through the central order book, rather than as a block transaction or other non-competitively executed transaction. Contracts that do not meet the 85% threshold would be required to be delisted by the DCM and transferred to a swap execution facility or liquidated.

Generally, the Trust’s transactions in Index Futures are expected to be executed through block or “exchange for related positions” or “EFRP” transactions that are not executed through the Exchange’s central order book. While subject to revision by the CFTC in response to public comment, this provision of the DCM Proposed Rules could, if adopted as proposed, significantly and adversely affect the availability, liquidity and price of Index Futures, as well as futures contracts currently included or which may in the future be included in the DJ-UBS Roll Select CI, and could inhibit the Trust’s ability to redeem and offer Shares, which in turn could adversely affect the value and continued availability of the Shares.

The CFTC has adopted rules regarding the risk management practices of clearing members, referred to in this report as the “FCM Rules,” most of which became effective on June 1, 2013. The FCM Rules require the Clearing FCM to establish, and periodically reevaluate, risk-based limits on position and order size, amongst other measures. The FCM Rules may lead the Clearing FCM to reduce its internal limits on the size of the Index Future positions it will execute or clear for the Trust, reducing the Trust’s and other market participants’ ability to transact in Index Futures, and potentially adversely affecting the price of Shares. In the event that the Clearing FCM does reduce its internal limits on the size of Index Future positions, the Trust may deem it feasible to use additional clearing futures commission merchants. If this happens, it could substantially increase the costs of clearing for the Trust.

Other regulatory measures under the Dodd-Frank Act could increase the costs of the Trust, result in significant direct limitations on the maximum permitted size of the Trust’s futures positions, or affect liquidity in the market for the Index Futures or the underlying futures contracts, as well as the correlation between the price of the Shares and the net asset value of the Trust. Any such measures could adversely affect the value of your Shares.

Risk Factors Relating to Index Futures and the DJ-UBS Roll Select CI

The trading of various Index Futures presents risks unrelated to the DJ-UBS Roll Select CI that could adversely affect the value of your Shares.

Although Index Futures are based on the DJ-UBS Roll Select CI, the value of the Index Futures could be affected by factors that do not directly affect the DJ-UBS Roll Select CI and accordingly, the value of the Index Futures and the level of the DJ-UBS Roll Select CI may vary from each other. The activities of market participants in trading Index Futures, or in trading other instruments related to the DJ-UBS Roll Select CI, could affect the value of the Index Futures independent of any change in the DJ-UBS Roll Select CI and adversely affect the correlation between the value of the Index Futures and the level of the DJ-UBS Roll Select CI.

The prices of the various Index Futures are expected to reflect supply and demand in the market for such Index Futures, which in turn may reflect market expectations at any given time about prospective changes in the level of the DJ-UBS Roll Select CI and other market conditions. In this way, trading in the market for an Index Future might cause a divergence between the price of such Index Future and the level of the DJ-UBS Roll Select CI. Similarly, actions by the applicable Exchange with respect to Index Futures, such as the imposition of trading or price limits, could adversely affect this correlation. In these circumstances, it is possible that changes in the NAV, which is calculated based on the value of the Index Futures, will not adequately reflect changes in the level of the DJ-UBS Roll Select CI. In the event of market disruptions with respect to the Index Futures, such as a suspension of trading by the Exchange as a result of market activity, systems or communications failures or other causes, the value of the Index Futures and the level of the DJ-UBS Roll Select CI could diverge, which could adversely affect the value of the Shares.

Although arbitrage activity by market participants is expected to have the effect of reducing or mitigating divergence between the value of the Index Futures and the level of the DJ-UBS Roll Select CI, such arbitrage activity may not fully offset any divergence at all times during which the Shares are outstanding. During any period the Trust is trading Index Futures of more than one type, differences in the settlement values of such Index Futures, to the extent not offset by arbitrage activity between such Index Futures may limit the expected benefits of, or otherwise adversely affect, arbitrage activity between the Shares and the Index Futures. In the event that any such divergence between the value of the Index Futures and the level of the DJ-UBS Roll Select CI exists from time to time, changes in the NAV, which is calculated based on the value of the Index Futures, may not adequately reflect changes in the level of the DJ-UBS Roll Select CI, which could adversely affect the value of the Shares. The impact of certain of these considerations may be heightened in cases where the Trust’s positions are concentrated in a particular Index Future or in cases where the Trust represents a substantial portion of the open interest in a particular Index Future.

In addition, other actions taken by an Exchange, including rule changes relating to clearing fees, margin requirements, or the minimum price fluctuations applicable to an Index Future, may result in economic, tax or other consequences to market participants that trade or hold Index Futures. Such actions may result in consequences that adversely affect Shareholders without necessarily affecting the correlation between the settlement price of the Index Futures and the level of the DJ-UBS Roll Select CI.

The Index and the DJ-UBS Roll Select CI have limited history and may perform in unexpected ways.

The Index and the DJ-UBS Roll Select CI began publishing on July 18, 2011, and therefore have limited histories. Hypothetical historical performance data is provided under “The Index, the DJ-UBS CI and the DJ-UBS Roll Select CI” to illustrate how each of the Index and the DJ-UBS Roll Select CI may have performed had it been created in the past, but those calculations are subject to many limitations. Unlike actual historical performance, such calculations do not reflect actual trading, liquidity constraints, fees and other costs. In addition, the models used to calculate these hypothetical returns are based on certain data, assumptions and estimates. Different models or models using different data assumptions and estimates might result in materially different hypothetical performance.

The roll selection methodology of the DJ-UBS Roll Select CI may not provide any benefits relative to the roll selection methodologies used by other commodities indices, including the DJ-UBS CI, and the DJ-UBS Roll Select CI may not outperform, or may underperform, the DJ-UBS CI.

As described further under “The Index, the DJ-UBS CI and the DJ-UBS Roll Select CI,” the process through which the DJ-UBS Roll Select CI rolls contracts of one delivery month into contracts of a new delivery month differs from the process used by the DJ-UBS CI. Unlike the DJ-UBS CI, which rolls into contracts of a predetermined delivery month, the DJ-UBS Roll Select CI rolls into contracts that demonstrate the least contango or, if applicable, the most backwardation, in each case relative to the contracts of the immediately preceding delivery month. This determination is made on the “contract selection date,” which is generally the fourth business day of every month.

The price at which a futures contract of a specified delivery date is trading on a contract selection date is expected to reflect the market’s outlook with respect to the performance of a contract with the specified delivery date. In certain circumstances, the market outlook with respect to the underlying commodities may cause futures contracts of a particular delivery date to trade at higher or lower prices relative to futures contracts for the same underlying commodity with a different delivery date based upon expectations regarding the price on such delivery date. These expectations may be based on factors that do not affect futures contracts of different delivery dates in the same way, such as seasonal fluctuations based on supply and demand. Accordingly, the price at which a futures contract trades relative to a futures contract with an immediately preceding delivery date may not necessarily be reflective of the effect of backwardation or contango that will be realized from rolling such futures contract. It is possible that, for a given time period, the futures contracts selected for inclusion in the DJ-UBS Roll Select CI may not outperform, and may underperform, the futures contracts selected for inclusion in the DJ-UBS CI.

The DJ-UBS Roll Select CI may in the future include contracts that are not traded on regulated futures exchanges and that offer different or diminished protections to investors.

Currently, the DJ-UBS Roll Select CI is comprised exclusively of futures contracts traded on DCMs, or regulated futures exchanges. The DJ-UBS Roll Select CI may in the future include contracts (such as swaps and forward contracts) traded in the over-the-counter market or on trading facilities that are subject to lesser degrees of regulation or, in some cases, no substantive regulation. As a result, trading in such contracts, and the manner in which prices and volumes are reported by the relevant trading facilities, may not be subject to the same provisions of, and the protections afforded by, the CEA or other applicable statutes and related regulations that govern trading on regulated futures exchanges. In addition, many electronic trading facilities have only recently initiated trading and do not have significant trading histories. As a result, the trading of contracts on such facilities and the inclusion of such contracts in the DJ-UBS Roll Select CI may be subject to risks not presented by most exchange-traded futures contracts, including risks related to the liquidity and price histories of the relevant contracts.

Changes in the composition and valuation of the DJ-UBS Roll Select CI may adversely affect your Shares.

The composition of the DJ-UBS Roll Select CI may change over time as additional commodities satisfy the eligibility criteria or commodities currently included in the DJ-UBS Roll Select CI fail to satisfy those criteria. The weighting factors applied to each commodity included in the DJ-UBS Roll Select CI change annually, based on changes in commodity production statistics and changes in the trading volume of the related futures contracts. In addition, the Index Co-Sponsors may modify the method for determining the composition and weighting of the DJ-UBS Roll Select CI and for calculating its value. Such changes could adversely affect the value of your Shares.

A cessation of publication of the DJ-UBS Roll Select CI could materially and adversely affect the activities of the Trust.

The DJ-UBS Roll Select CI is administered, calculated and published by the Index Co-Sponsors, who may cease publication of the DJ-UBS Roll Select CI at any time. If the DJ-UBS Roll Select CI ceases being published, the Sponsor may determine that no suitable replacement index exists, and the Trust may be liquidated.

Futures contracts (including the Index Futures) are not assets with intrinsic value.

Trading in futures transfers the risk of future price movements from one market participant to another. This means that for every gain, there is an equal and offsetting loss. Futures contracts themselves (including Index Futures) are not assets with intrinsic value, and simply reflect, in the case of cash-settled contracts, certain rights to payment or obligations to make payments to the other party to the contract, and in the case of physically-settled contracts, such as the futures contracts underlying the Index, an agreement to make or take delivery of a particular asset at a specified price. Accordingly, market participants taking the opposite side of the Trust’s Index Future trades may believe that the price of such Index Future will move against the Trust, and the Trust may be at an informational or other disadvantage relative to such market participants.

The Trust’s trading activity in Index Futures could expose it to additional risk.

In order for the Trust to achieve its investment objective on an ongoing basis, it is anticipated that existing positions in Index Futures will need to be closed out and new positions in Index Futures will need to be established from time to time. The Trust may further close out of existing positions and establish new positions in Index Futures from time to time, including new positions in earlier expiring Index Futures, which may allow it to reduce its concentration in any particular Index Future or to benefit from more liquid markets or otherwise beneficial market activity in Index Futures listed with different expirations or on different Exchanges. This activity is expected to cause the Trust to incur transaction costs, such as brokerage fees and commissions, and may cause the Shares to under-perform the Index. In particular, the prices obtained in connection with rolling Index Future positions may be adversely affected by market conditions (including the possibility of market disruptions) and by the trading activities of other market participants, which may reflect market awareness of the Trust’s position in its Index Futures. For example, if other market participants are able to anticipate the timing of the Trust’s transactions, they may be able to execute transactions in advance of the Trust, which would allow these market participants to benefit from the transactions executed by the Trust but adversely affect the prices obtained by the Trust. In addition, if the Trust’s Index Future positions represents a significant part of the open long interest in such Index Future, other market participants may take this into account, with a potential adverse impact on the prices at which the Trust is able to execute such transactions. There can be no assurance that the Trust will be able to effect its transactions in a manner that will allow it to avoid these risks. The CME or another Exchange may cease to list other Index Futures that the Trust will be able to roll its positions into, and any Index Futures listed by an Exchange in the future may have terms that differ from those initially held by the Trust.

The liquidation of Index Futures could expose the Trust to the effects of temporary aberrations or distortions in the market, which could adversely affect the prices at which the Trust’s Index Future positions are liquidated.

If the Trust liquidates positions in Index Futures in order to satisfy redemption requests or to pay expenses and liabilities, it will do so by entering sell orders with its Clearing FCM for execution on the Exchange. The resulting sales will serve to offset a portion of the Trust’s long positions in Index Futures. However, in entering sell orders, the Trust will be subject to the risk that temporary aberrations or distortions will occur in the market at the time these sales are effected and that the prices received by the Trust on its sales could be adversely affected, thereby adversely affecting the value of the Shares. Such aberrations or distortions could occur as a result of trading activities by other market participants or actions taken by the Clearing FCM, an Exchange, other self-regulatory organizations or regulatory authorities, including the liquidation of the Trust’s Index Futures to satisfy applicable margin requirements. If the Trust’s Index Futures are liquidated at inopportune times or in a manner that causes a temporary market distortion, this may adversely affect the NAV and the value of your Shares.

The Trust’s Clearing FCM or an Exchange’s clearing house could fail.

In the event of the bankruptcy of the Clearing FCM or an Exchange’s clearing house, the Trust could be exposed to a risk of loss with respect to its assets that are posted as margin. If such a bankruptcy were to occur, the Trust would be afforded the protections granted to customers of a futures commission merchant, or “FCM,” and participants to transactions cleared through a clearing house, under the United States Bankruptcy Code and applicable CFTC regulations. Such provisions generally provide for a pro rata distribution to customers of customer property held by the bankrupt FCM or an Exchange’s clearing house if the customer property held by the FCM or the Exchange’s clearing house is insufficient to satisfy all customer claims. In any case, there can be no assurance that these protections will be effective in allowing the Trust to recover all, or even any, of the amounts it has deposited as margin.

Bankruptcy of the Clearing FCM can be caused by, among other things, the default of one of the Clearing FCM’s customers. In this event, the Exchange’s clearing house is permitted to use the entire amount of margin posted by the Trust (as well as margin posted by other customers of the Clearing FCM) to cover the amounts owed by the bankrupt Clearing FCM. Consequently, the Trust could be unable to recover amounts due to it on its Index Future positions, including assets posted as margin, and could sustain substantial losses, even if the level of the DJ-UBS Roll Select CI increases.

On November 14, 2012, the CFTC proposed regulations relating to enhanced customer protections, risk management programs, internal monitoring and controls, capital and liquidity standards, customer disclosures and auditing and examination programs for FCMs. There can be no assurance that the adoption or implementation of any such regulations would prevent losses to, or not materially adversely affect, the Trust or the Shareholders.

Recourse to the Index Providers may be limited.

The Dow Jones-UBS Commodity IndexesSM are a joint product of DJI Opco, a subsidiary of S&P Dow Jones Indices LLC, and UBS Securities, and have been licensed for use. Dow Jones® and DJ® are trademarks of Dow Jones Trademark Holdings, LLC; “UBS” is a registered trademark of UBS AG; S&P® is a registered trademark of Standard & Poor’s Financial Services LLC; and these trademarks have been licensed for use by DJI Opco and sublicensed for certain purposes by the Trust.

The Shares are not sponsored, endorsed, sold or promoted by the Index Providers in their capacities as such. None of the Index Providers, in their capacities as such, makes any representation or warranty, express or implied, to the owners of or counterparts to the Shares or any member of the public regarding the advisability of investing in securities or commodities generally or in the Shares particularly. The only relationship of the Index Providers, in their capacities as such, to the Trust is the licensing of certain trademarks, trade names and service marks and of the Index and the DJ-UBS Roll Select CI, which is determined, composed and calculated by DJI Opco in conjunction with UBS Securities without regard to the Trust or the Shares. The Index Providers do not take the needs of the Trust or the Shareholders into consideration in determining, composing or calculating the Index or the DJ-UBS Roll Select CI. None of the Index Providers is directly responsible for or has participated in the determination of the timing of, prices at, or quantities of the Shares to be issued or in the determination or calculation of the equation by which the Shares are to be converted into cash, surrendered or redeemed, as the case may be. The Index Providers, in their capacities as such, are not responsible for the administration, marketing or trading of the Shares. Notwithstanding the foregoing, UBS AG, UBS Securities, CME Group Inc., an affiliate of S&P Dow Jones Indices LLC, and their respective subsidiaries and affiliates may independently issue and/or sponsor financial products unrelated to the Shares currently being issued by the Trust, but which may be similar to and competitive with the Shares. In addition, UBS AG, UBS Securities, CME Group Inc. and their subsidiaries and affiliates actively trade commodities, commodity indexes and commodity futures (including the Index and the DJ-UBS Roll Select CI), as well as swaps, options and derivatives which are linked to the performance of such commodities, commodity indexes and commodity futures. It is possible that this trading activity will affect the value of the Index, the DJ-UBS Roll Select CI and Shares.

Risk Factors Relating to the Trust

The Trust has no operating history, and, as a result, investors will not be able to analyze the Trust’s performance history in evaluating an investment in the Trust.

The Trust has no performance history upon which to evaluate an investor’s investment in the Trust. Although the Trust will be investing in collateralized Index Future positions on the DJ-UBS Roll Select CI, such that it is expected that its performance will generally correlate with the Index, the absence of past performance history precludes any evaluation of how well the Trust’s performance correlates with that of the Index, or whether the Trust has outperformed or underperformed the Index in the past. Although past performance is not necessarily indicative of future results, if the Trust had any performance history, such performance history could provide investors with more information with which to evaluate an investment in the Trust. Likewise, certain benchmarks, such as the DJ-UBS Roll Select CI and the Index themselves have a limited history. A longer history for such benchmarks could provide investors with more information on which to evaluate an investment in the Trust.

The Trust is an emerging growth company subject to reduced public company reporting requirements.

The Trust is an “emerging growth company” as defined in the JOBS Act. The Trust has not elected to make use of the extended transition period for complying with new or revised accounting standards pursuant to Section 107(b) of the JOBS Act, which election is irrevocable. However, for so long as the Trust remains an emerging growth company, it will be subject to reduced public company reporting requirements. Among other things, emerging growth companies are exempt from the auditor attestation requirements under Section 404(b) of the Sarbanes-Oxley Act, are exempt from certain “say on pay” provisions of the Dodd-Frank Act, and are subject to reduced disclosure requirements relating to executive compensation and audited financial statements. Although the Trust will remain subject to the disclosure requirements applicable to publicly traded commodity pools, and the Sponsor intends to have the Trust’s financial statements and disclosures prepared in a manner comparable to that of other iShares® exchange-traded funds, the Trust may take advantage of the exemptions and scaled requirements applicable to emerging growth companies.

The returns on the Shares will not precisely correlate with the performance of the Index.

The value of and returns on the Shares are expected to reflect the value of and returns on the Trust’s underlying investments in Index Futures and the cash or other Collateral Assets used to collateralize the Index Future positions. The returns on the Shares will not precisely correlate with the performance of the Index due to, among other factors, differences between the return on the Collateral Assets and the U.S. Treasury rate used to calculate the U.S. Treasury return component of the Index, timing differences, differences between the portion of the Trust’s assets invested in Index Futures versus the portion of the return of the Index contributed by the DJ-UBS Roll Select CI, differences between the settlement price of Index Futures and the closing level of the DJ-UBS Roll Select CI and the payment of expenses and liabilities by the Trust.

Because the Trust is a passive investment vehicle, the value of the Shares may be adversely affected by losses that, if it had been actively managed, might have been possible to avoid.

The Advisor will manage the Trust’s assets in a manner that seeks to obtain returns that correspond generally, but are not necessarily identical, to the performance of the Index, before the payment of expenses and liabilities of the Trust. This means that the net asset value of the Trust and, consequently, the NAV are intended to generally track the Index when it is flat or declining, as well as when it is rising, and therefore, it is highly likely that the value of the Shares will be adversely affected by a decline in commodity futures prices reflected in the Index. The Advisor will not engage in any activities designed to obtain a profit from, or to ameliorate losses caused by, changes in the level of the Index or the DJ-UBS Roll Select CI or the value of the Collateral Assets, including making use of any of the hedging techniques available to professional commodity futures traders to attempt to reduce the risks of losses resulting from commodity price decreases.

Fees and expenses payable by the Trust are charged regardless of profitability and may result in a depletion of its assets.

The Trust is subject to the fees and expenses described in this report, which are payable irrespective of profitability. These fees and expenses include an allocation to the Sponsor that accrues daily at an annualized rate of up to 0.75% of the Adjusted Net Asset Value of the Trust, and is payable by the Trust monthly in arrears. The Sponsor’s Fee may be adjusted by the Sponsor in its discretion from time to time to any amount up to 0.75% of the Adjusted Net Asset Value of the Trust. The Sponsor’s Fee may not be adjusted to above 0.75% of the Adjusted Net Asset Value of the Trust absent an amendment to the trust agreement in accordance with its terms, and such an adjustment may only become effective thirty days after the Trustee has notified the registered holders of the amendment.

Interest earned on the assets posted as collateral is paid to the Trust and is used to pay the fixed fee to the Sponsor. A prolonged decline in interest rates could materially affect the amount of interest paid to the Trust. In the case of either an extraordinary expense and/or insufficient interest income to cover ordinary expenses, the Trust could be forced to liquidate its Index Future positions to pay such expenses.

The Trust’s ability to operate is dependent on the Sponsor, the Trustee and certain other key service providers and other parties.

The Trust’s ability to operate and achieve its investment objective is dependent on a number of parties, including:

●	the Sponsor, who exercises general oversight and authority over the Trust;

●	the Trustee, who is responsible for the day-to-day administration of the Trust;

●	the Trust Administrator, who provides certain administrative and custodial services to the Trust;

●	the Advisor, who exercises general oversight over the Trust’s investment activities;

●	the Clearing FCM, through which the Trust transacts in Index Futures and maintains its Index Future positions;

●	the Exchange, through which the Trust’s Index Future transactions clear and settle;

●	the Index Providers, who own the intellectual property rights to the Index on which the Trust’s investment objective is based;

●	the Index Co-Sponsors, who maintain the Index;

●

the Authorized Participants, whose creation and redemption activities allow Index Futures and Collateral Assets to be converted to Shares and vice versa, to help maintain the relationship between the Index and the Shares;

●	the Processing Agent, who performs certain functions in connection with processing creation and redemption orders; and

●	PricewaterhouseCoopers LLP, who provides tax reporting and tax administrative services.

Disruptions in the business of any of the foregoing parties or the termination of the Trust’s relationship with any of the foregoing parties could adversely affect the Trust’s operations. Shared ownership of a number of the foregoing parties may heighten this risk. The Sponsor, the Advisor and the Trustee are commonly controlled subsidiaries of BlackRock, Inc. The CME, the Exchange on which the initial Index Futures are expected to trade, is a shareholder of DJI Opco, one of the Index Co-Sponsors. UBS Securities, the other Index Co-Sponsor, also acts as the Trust’s Clearing FCM, as “Initial Purchaser” in its capacity as the underwriter with respect to the initial two Baskets of Shares and as an Authorized Participant. A number of the foregoing parties are publicly traded companies or subsidiaries of publicly traded companies, and a portion of their shares may be owned by one or more of the other foregoing parties.

The Trust is exposed to various operational risks.

The Trust is exposed to various operational risks, including human error, information technology failures and failure to comply with formal procedures intended to mitigate these risks, and is particularly dependent on electronic means of communicating, record-keeping and otherwise conducting business. In addition, the Trust generally exculpates, and in some cases indemnifies, its service providers and agents with respect to losses arising from unforeseen circumstances and events, which may include the interruption, suspension or restriction of trading on or the closure of NYSE Arca, an Exchange, or an exchange on which the futures contracts underlying the Index trade, power or other mechanical or technological failures or interruptions, computer viruses, communications disruptions, work stoppages, natural disasters, fire, war, terrorism, riots, rebellions or other circumstances beyond the control of the Trust or its service providers and agents. Accordingly, the Trust generally bears the risk of loss with respect to these unforeseen circumstances and events to the extent relating to the Trust or the Shares, which may limit or prevent the Trust from generating returns corresponding to those of the Index or otherwise expose it to loss.

Although it is generally expected that the Trust’s direct service providers and agents will generally have disaster recovery or similar programs or safeguards in place to mitigate the effect of such unforeseen circumstances and events, there can be no assurance that these safeguards are in place for all parties whose activities may affect the performance of the Trust, or that these safeguards, even if implemented, will be successful in preventing losses associated with such unforeseen circumstances and events. Nor can there be any assurance that the systems and applications on which the Trust relies will continue to operate as intended. In addition to potentially causing performance failures at, or direct losses to, the Trust, any such unforeseen circumstances and events or operational failures may further distract the service providers and agents or personnel on which the Trust relies, reducing their ability to conduct the activities on which the Trust is dependent. These risks cannot be fully mitigated or prevented, and further efforts or expenditures to do so may not be cost-effective, whether due to reduced benefits from implementing additional or redundant safeguards or due to increases in associated maintenance requirements and other expenses that may make it more costly for the Trust to operate in more typical circumstances.

The price you receive upon the sale of your Shares may be less than their NAV.

Shares may trade at, above or below their NAV. The NAV will fluctuate with changes in the market value of the Trust’s assets. The trading price of Shares will fluctuate in accordance with changes in the NAV, intraday changes in the value of the Index Futures and market supply and demand. The amount of the discount or premium in the trading price of the Shares relative to their NAV may be influenced by non-concurrent trading hours between NYSE Arca, the exchange on which the Shares trade, the Exchanges on which Index Futures trade and the principal commodities markets on which the futures contracts in the DJ-UBS Roll Select CI trade. While the Shares are expected to trade on NYSE Arca until 4:00 p.m. (New York time), liquidity in the markets for the Index Futures and the futures contracts underlying the DJ-UBS Roll Select CI is expected to be reduced whenever the principal markets for those contracts are closed. As a result, trading spreads, and the resulting premium or discount on Shares, may widen during these “gaps” in market trading hours.

The Trust is not obligated to pay periodic distributions or dividends to Shareholders.

Interest or other income received with respect to the Trust’s assets may be used to acquire additional Index Futures or Collateral Assets or, in the discretion of the Sponsor, distributed to the Shareholders. The Trust will not be obligated, however, to make any distributions to Shareholders at any time prior to the dissolution of the Trust.

The Trust could be liquidated at a time when the disposition of its interests will result in losses to investors in Shares.

Certain events, such as the delisting of the Shares, the election by 75% of the Shareholders to dissolve the Trust, the resignation by the Trustee without a successor, the Trust becoming subject to regulation as an “investment company,” the liquidation of the Trust, the Trust becoming subject to taxation as an association taxable as a corporation, or the DTC becoming unable or unwilling to perform its functions, may prompt the Trust’s dissolution. Upon dissolution of the Trust, the Trust will in most circumstances sell the Index Futures and securities held by it in the amount necessary to cover all expenses of liquidation and to pay any outstanding liabilities of the Trust. The remaining assets will be distributed among investors surrendering Shares. In the event the Trustee cannot distribute such assets proportionately among the Shareholders entitled thereto or if the Trustee determines that such distribution is not lawful or feasible, the Trustee may use any other method of distribution that it deems to be lawful, equitable, and feasible, including the public or private sale of Trust assets and the distribution of the proceeds thereof. Any property remaining in the possession of the Trustee after ninety days may be sold by the Trustee, and the proceeds of the sale will be held by the Trustee until claimed by any remaining Shareholders.

In connection with any such liquidation, Trust property may be sold for prices that are less than the portion of the NAV attributable to such Trust property. Accordingly, the liquidation of Trust property may result in losses, or adversely affect your gains, on your investment in Shares.

The Sponsor has broad discretion to liquidate the Trust at any time.

The trust agreement provides the Sponsor with broad discretion to liquidate the Trust at any time the Sponsor determines that liquidation of the Trust is advisable. It cannot be predicted when or under what circumstances, if any, the Sponsor would use this discretion to liquidate the Trust. Any such liquidation may occur at a time when you are suffering a loss on your investment in the Shares and may upset the overall maturity and timing of your investment portfolio.

Shareholders with large holdings may choose to dissolve the Trust and thereby adversely affect your investment in the Shares.

Owners of 75% or more of the Shares have the power to dissolve the Trust. This power may be exercised by a relatively small number of holders. If it is so exercised, investors who wished to continue to invest in the performance of the Index through the vehicle of the Trust will have to find another vehicle, and may not be able to find another vehicle that offers the same features as the Trust. Moreover, such a dissolution may occur at a time when you are suffering a loss on your investment in the Shares and may upset the overall maturity and timing of your investment portfolio.

The Shares may not provide anticipated benefits of diversification from other asset classes.

Historically, the performance of physical commodity futures prices generally has not been correlated to the performance of financial asset classes, such as stocks and bonds. Non-correlation means that there is no statistically significant relationship, positive or negative, between the past performance of futures contracts on physical commodities, on the one hand, and stocks or bonds, on the other hand. Despite this lack of correlation, Shares cannot be expected to be automatically profitable during unfavorable periods for the stock or bond markets, or automatically unprofitable during favorable periods for the stock or bond markets. The commodity futures markets are fundamentally different from the securities markets in that for every gain in commodity futures trading, there is an equal and offsetting loss. The performance of the Shares may reflect positive or negative correlation to one or more financial asset classes, in which case any investment strategy relying on the absence of any such correlation may not be successful.

The liquidity of the Shares may be affected by the withdrawal from participation of Authorized Participants or by the suspension of issuance, transfers or redemptions of Shares by the Trustee.

If one or more Authorized Participants withdraw from participation, it may become more difficult to create or redeem Baskets, which may reduce the liquidity of the Shares. If it becomes more difficult to create or redeem Baskets, the correlation between the price of the Shares and the NAV may be affected, which may affect the trading market for the Shares. Having fewer participants in the market for the Shares could also adversely affect the ability to arbitrage any price difference between the Index Futures and the Shares, which may affect the trading market and liquidity of the Shares.

In addition, the Trustee has the power to suspend the delivery of Shares, registration of transfers of Shares and surrenders of Shares for the purpose of withdrawing Trust property generally, or to refuse a particular deposit, transfer or withdrawal at any time, if the Trustee or the Sponsor determines that it is advisable to do so for any reason. The liquidity of the Shares and the correlation between the value of the Shares and the level of the Index may be adversely affected in the event of any such suspension of issuance, transfer or redemption.

The lack of an active trading market for the Shares may result in losses on your investment at the time of disposition of your Shares.

Although the Shares are listed on NYSE Arca, there can be no guarantee that an active trading market for the Shares will develop or be maintained. If you need to sell your Shares at a time when no active market for them exists, the price you receive for your Shares, assuming that you are able to sell them, will likely be lower than that you would receive if an active market did exist.

You may be adversely affected by redemption orders that are subject to postponement, suspension or rejection under certain circumstances.

The Trustee may suspend the right of redemption or postpone the redemption settlement date for such periods as it or the Sponsor deems to be necessary for any reason. In addition, the Trustee has the right to reject any redemption order for any reason, including, among others, (1) the related order not being in proper form as described in the authorized participant agreement, (2) market conditions or other circumstances that make transactions in or delivery of the Shares or the Index Futures impossible or impractical, (3) a determination by the Trustee that the acceptance of the related order would have adverse tax or other consequences to the Trust or the Shareholders or (4) circumstances that would cause the acceptance of the related order to result in a violation of law in the opinion of counsel to the Trustee, the Sponsor, the Trust Administrator or the Processing Agent. Any such postponement, suspension or rejection could adversely affect a redeeming Authorized Participant. For example, the resulting delay may adversely affect the value of the redemption proceeds if the NAV declines during the period of the delay. Under the authorized participant agreement, the Trustee disclaims any liability that may result from any such suspension, postponement or rejection.

Competition from other commodities-related investments could limit the market for, and reduce the liquidity of, the Shares.

Demand for the Shares is expected to be affected by the attractiveness of an investment in the Shares relative to other investment vehicles, including other commodity pools, hedge funds, traditional debt and equity securities issued by companies in the commodities industry, other securities backed by or linked to commodities, and direct investments in commodities or commodity futures contracts. Market, financial and other conditions or factors may make it more attractive to invest in other investment vehicles or to invest in such commodities directly, which could limit the market for, and reduce the liquidity of, the Shares.

The price of the Shares could decrease if unanticipated operational or trading problems arise.

If the processes of creation and redemption of Shares encounter any unanticipated difficulties, potential market participants who would otherwise be willing to purchase or redeem Baskets to take advantage of any arbitrage opportunity arising from discrepancies between the price of the Shares and the price of the underlying Index Futures may choose not to do so. If this is the case, the price of the Shares may vary from the price of an equivalent position in Index Futures and may trade at a discount to their NAV. In addition, in some circumstances, such as the failure of the registration statement covering the Shares to be effective, the Trust may be unable to create or redeem Shares, which may have similar consequences.

Exchange position limits and other rules may restrict the creation of Baskets and the operation of the Trust.

Legislative or regulatory action, actions by an Exchange or actions by the Clearing FCM may impose limitations on the size of positions that the Trust may take in Index Futures and/or impose limitations on the size of positions that may be carried by the Trust’s Clearing FCM or other market participants, adversely affecting the liquidity and price of Index Futures and the underlying futures. Such events could force the Trust or other market participants to sell Index Futures, or encourage market participants to sell or redeem their Shares. Any such reduction could affect the liquidity of Index Futures and adversely impact the price of the Shares as well as the correlation between the price of the Shares and the net asset value of the Trust.

Exchanges may also take steps, such as requiring liquidation of open positions, in the case of disorderly markets, market congestion and other market disruptions. These actions could require the Trust to liquidate all or part of its Index Future positions or require holders of positions in the futures contracts underlying the DJ-UBS Roll Select CI to liquidate their positions. This could affect the level of the Index and the NAV.

Shareholders will not have the rights normally associated with ownership of common shares; the Sponsor and the Trustee will exercise substantial control over the Trust.

Shareholders are not entitled to the same rights as owners of shares issued by a corporation. By acquiring Shares, you are not acquiring the right to elect directors, to receive dividends, to vote on certain matters regarding the Trust or to take other actions normally associated with the ownership of common shares.

Additionally, the Sponsor and the Trustee will exercise substantial control over the Trust’s activities. Among other things, the trust agreement authorizes the Sponsor to determine whether to make distributions to Shareholders, gives the Sponsor oversight over NAV calculations and the creation and redemption process and permits the Sponsor to dissolve the Trust if it deems such dissolution advisable. Similarly, the Trustee will retain the right to reject any order for the creation or redemption of Baskets. The Sponsor and the Trustee may amend the provisions of the trust agreement, including in a manner adverse to Shareholders, without Shareholder consent, including to change the assets through which the Trust seeks to achieve its investment objective, which may alter the nature of an investment in, and the performance of, the Shares.

The trust agreement provides that in the case of a conflict of interest between the Trustee, the Sponsor and their affiliates, on the one hand, and the holders of Shares, on the other, the Trustee and the Sponsor will resolve such conflict considering the relevant interests of each party (including their own interests) and related benefits and burdens, any customary or accepted industry practices, and any applicable generally accepted accounting practices or principles. The trust agreement further provides that in the absence of bad faith by the Trustee or the Sponsor, such a resolution will not constitute a breach of the trust agreement or any duty or obligation of the Trustee or the Sponsor.

Shareholders will not have the protections normally associated with the ownership of shares in an investment company registered under the Investment Company Act.

The Trust is not registered as an investment company for purposes of United States federal securities laws, and is not subject to regulation by the SEC as an investment company. Consequently, Shareholders will not have the regulatory protections provided to investors in investment companies registered under the Investment Company Act. For example, the provisions of the Investment Company Act that limit transactions with affiliates, prohibit the suspension of redemptions (except under limited circumstances) and limit sales loads will not apply to the Trust. iShares® Delaware Trust Sponsor LLC, as the Sponsor, is registered with the CFTC as a commodity pool operator, and BlackRock Fund Advisors, as the Advisor, is registered with the CFTC as a commodity trading advisor. The CFTC therefore has jurisdiction over these entities and regulatory authority over certain activities of the Trust. The nature and degree of this regulation differs from the regulatory scheme imposed under the Investment Company Act.

Competing claims over ownership of relevant intellectual property rights could adversely affect the Trust or an investment in the Shares.

While the Sponsor believes that it has all of the intellectual property rights needed to operate the Trust in the manner described in the Trust’s prospectus, third parties may allege or assert ownership of intellectual property rights that may be related to the design, structure and operation of the Trust or the Index. To the extent any claims of such ownership are brought or any proceedings are instituted to assert such claims, the negotiation, litigation or settlement of such claims, the issuance of any restraining orders or injunctions, or the ultimate disposition of such claims in a court of law, may adversely affect the Trust and the value of the Shares. For example, such actions could result in expenses or damages payable by the Trust or the suspension of activities or dissolution of the Trust.

The value of the Shares will be adversely affected if the Trust is required to indemnify the Sponsor, the Advisor or the Trustee or their respective agents.

Under the trust agreement, the Sponsor, the Trustee and their respective agents have the right to be indemnified by the Trust for any liability or expense they incur without negligence, bad faith, willful misconduct or reckless disregard of their duties on their part. That means the Sponsor and the Trustee may require the assets of the Trust to be sold in order to cover losses or liabilities suffered by it, which would reduce the net asset value of the Trust and the value of the Shares.

Likewise, under the advisory agreement, the Advisor and its agents have the right to be indemnified by the Trust for any liability or expense they incur without negligence, bad faith, willful misconduct or reckless disregard of their duties on their part. That means the Advisor may require the assets of the Trust to be sold in order to cover losses or liabilities suffered by it, which would reduce the net asset value of the Trust and the value of the Shares.

Regulatory changes or actions may affect the Shares.

The futures markets are subject to comprehensive regulation. In addition, the CFTC and the exchanges are authorized to take extraordinary actions in the event of a market emergency, including, for example, implementing retroactively speculative position limits or higher margin requirements, establishing daily price limits and suspending trading. The regulation of futures transactions in the United States is subject to modification by government, exchange and judicial action. The effect of any future regulatory change on the Trust could be substantial and adverse.

NYSE Arca may halt trading in the Shares, which would adversely impact your ability to sell your Shares.

The Shares are listed for trading on NYSE Arca under the symbol “CMDT.” Trading in the Shares may be halted due to market conditions or, in light of NYSE Arca rules and procedures, for reasons that, in the view of NYSE Arca, make trading in the Shares inadvisable, or in the event certain information about the Index, the value of the Shares and the NAV is not made available as required by such rules and procedures. In addition, trading generally on NYSE Arca is subject to trading halts caused by extraordinary market volatility pursuant to “circuit breaker” rules that require trading to be halted for a specified period based on a specified market decline. There can be no assurance that the requirements necessary to maintain the listing of the Shares will continue to be met or will remain unchanged. The Trust will be dissolved if the Shares are delisted from NYSE Arca and are not approved for listing on another national securities exchange within five business days of their delisting.

Risk Factors Relating to Conflicts of Interest

The Sponsor’s relationship with the Trustee and the Advisor and the proprietary and managed trading activities of the Sponsor and its affiliates could conflict with your interests as a Shareholder.

The Sponsor is an affiliate of the Trustee and therefore may have a conflict of interest with respect to its oversight of the Trustee. In particular, the Sponsor, which has authority to remove the Trustee in its discretion, has an incentive not to exercise this authority, even when it is in the best interests of the Shareholders to do so, because of the affiliation between the entities. The Trustee is authorized to appoint an unaffiliated Trust Administrator or agent to carry out all or some of its duties under the trust agreement, but is not required to delegate any of its duties to an unaffiliated third party.

The Sponsor is an affiliate of the Advisor and therefore may have a similar conflict of interest with respect to its oversight of the Advisor. For example, although the Sponsor has the authority to terminate the Trust’s advisory agreement with the Advisor, it has an incentive not to exercise this authority, even when it is in the best interests of the Shareholders to do so, because of the affiliation between the entities.

As described elsewhere in this report, in return for paying certain amounts that would otherwise be considered ordinary operating expenses of the Trust, the Sponsor receives an allocation from the Trust that accrues daily at an annualized rate of up to 0.75% of the Adjusted Net Asset Value of the Trust, is payable monthly in arrears, and is subject to adjustment from time to time, except that the Sponsor’s Fee may not be adjusted to above 0.75% of the Adjusted Net Asset Value absent an amendment to the trust agreement and thirty days’ prior notice to registered holders of the Shares. The allocation received by the Sponsor from the Trust may be higher than the amount the Trust would negotiate with an unaffiliated third party manager on an arms-length basis.

In addition, the Sponsor and its affiliates (including the Trustee and the Advisor) will collectively exercise substantial control over the Trust. To the extent the interests of the Sponsor and its affiliates conflict with those of the Trust and the Shareholders, the risks associated with such conflicts may be greater than they would otherwise be for a party that cannot exercise such control over the Trust. The trust agreement provides that in the case of a conflict of interest between the Trustee, the Sponsor and their affiliates, on the one hand, and the holders of Shares, on the other, the Trustee and the Sponsor will resolve such conflict considering the relevant interests of each party (including their own interests) and related benefits and burdens, any customary or accepted industry practices, and any applicable generally accepted accounting practices or principles. The trust agreement further provides that in the absence of bad faith by the Trustee or the Sponsor, such a resolution will not constitute a breach of the trust agreement or any duty or obligation of the Trustee or the Sponsor.

The Sponsor and its affiliates may also engage in trading activities relating to the Index Futures, the components of the Index or the DJ-UBS Roll Select CI or other derivative instruments related to those indices that are not for the account of, or on behalf of, the Trust or the Shareholders and that may compete with trading activity in the Shares. These activities may present a conflict between the Shareholders’ interest in the Shares and the interest of the Sponsor and its affiliates in their proprietary accounts, in facilitating transactions, including derivatives transactions, for their customers’ accounts and in accounts under their management. These trading activities could be adverse to the interests of the Shareholders. Moreover, the Sponsor and its affiliates have published and in the future expect to publish research reports with respect to commodities markets. This research may express opinions or provide recommendations that are inconsistent with purchasing or holding Shares. The research should not be viewed as a recommendation or endorsement of the Shares in any way, and investors must make their own independent investigation of the merits of this investment. Any of these activities by the Sponsor and its affiliates may affect the level of the DJ-UBS Roll Select CI or its components and, therefore, the value of the Index Futures and the price of the Shares.

Proprietary trading and other activities by UBS Securities and its affiliates could conflict with your interests as a Shareholder.

Activities conducted by UBS Securities and its affiliates may conflict with your interests as a Shareholder. For example, the Advisor may execute a substantial amount, and potentially all, of the purchases and sales of Index Futures through UBS Securities, as the Trust’s Clearing FCM. In addition, it is expected that UBS Securities or its accountholders will represent, directly or indirectly, a substantial portion of the short-side market for the Index Futures. Further, UBS Securities and its affiliates actively trade futures contracts and options on futures contracts on the commodities that underlie the Index, over-the-counter contracts on these commodities, the underlying commodities included in the Index and other instruments and derivative products based on the Index, the DJ-UBS Roll Select CI and the DJ-UBS CI. Any of these activities of UBS Securities or its affiliates could adversely affect the level of the Index or Index Futures, directly or indirectly, by affecting the price of the underlying commodities and, therefore, the value of the Index, the Index Futures and the price of the Shares.

In addition, UBS Securities is one of the Index Co-Sponsors and two-thirds of the supervisory committee responsible for oversight of the DJ-UBS CI consist of representatives appointed by UBS Securities. Accordingly, UBS Securities will exercise substantial control over the Index, the DJ-UBS CI and the DJ-UBS Roll Select CI. To the extent UBS Securities’ interests conflict with those of the Trust and the Shareholders, the risks associated with such conflicts may be greater than they would otherwise be for a party that cannot exercise such control over the Index, the DJ-UBS CI and the DJ-UBS Roll Select CI. According to UBS Securities, UBS Securities has implemented a firewall with respect to its personnel regarding access to information concerning the composition and/or changes to the Index.

UBS Securities and its affiliates may also issue or underwrite other securities or financial or derivative instruments with returns indexed to the Index, the DJ-UBS CI or the DJ-UBS Roll Select CI, which would compete with the Shares. By introducing competing products into the marketplace, UBS Securities and its affiliates could adversely affect the price of the Shares. To the extent that UBS Securities or its affiliates serve as issuer, agent or underwriter of those securities or other similar instruments, their interests with respect to those products may be adverse to your interests as a Shareholder. In addition, UBS Securities will be the Initial Purchaser and an Authorized Participant while, as noted above, it is expected to represent, directly or indirectly, a substantial portion of the short-side market for the Index Futures and could therefore benefit from the adverse performance of the Index Futures which would be adverse to the price of the Shares.

Proprietary trading and other activities by the Index Providers and their respective affiliates could conflict with your interests as a Shareholder.

Activities conducted by the Index Providers and their respective affiliates may conflict with your interests as a Shareholder. For example, one or more of the Index Providers or their respective affiliates may also engage in trading in the Index, the DJ-UBS CI, the DJ-UBS Roll Select CI, related indices and sub-indices, and other investments relating to such indices or their underlying components on a regular basis as part of its general business, for proprietary accounts, for other accounts under management, to facilitate transactions for customers or to hedge obligations under products linked to such indices. One or more of the Index Providers or their respective affiliates may also issue or underwrite securities or financial or derivative instruments with returns linked or related to changes in the performance of any of the foregoing. Any of these activities could adversely affect the market price of the commodities or futures contracts underlying such indices or the value of the indices themselves, which may adversely affect the value of the Shares. According to UBS Securities, UBS Securities has implemented a firewall with respect to its personnel regarding access to information concerning the composition and/or changes to the Index. It is possible that one or more of the Index Providers or their respective affiliates could receive substantial returns from these hedging activities while the market value of the underlying commodities or futures contracts, the value of the indices, or the price or the NAV of the Shares decline. Some or all of these risks may be further exacerbated as a result of various other roles of the Index Providers or their affiliates relating to the Trust, the Shares or the Index Futures.

Risk Factors Relating to Taxes

Your tax liability could exceed cash distributions on your Shares.

You will be required to pay U.S. federal income taxes on your allocable share of the Trust’s income, without regard to the receipt of cash distributions on the Shares. There is no obligation to make distributions on the Shares. Accordingly, it is anticipated that you will not receive cash distributions sufficient to cover your allocable share of such taxable income or even the tax liability resulting from that income.

The IRS could adjust or reallocate items of income, gain, deduction, loss and credit with respect to the Shares if the IRS does not accept the assumptions or conventions utilized by the Trust.

The U.S. tax rules that apply to partnerships are complex and their application is not always clear. Moreover, the rules generally were not written for, and in some respects are difficult to apply to, publicly traded interests in partnerships. In addition, the Trust will report tax information to you on Internal Revenue Service or “IRS” Schedule K-1 with respect to the Shares. The Trustee shall deliver or cause to be delivered to each Shareholder an IRS Schedule K-1 as soon as practicable following each fiscal year but generally not later than March 15. Reporting on IRS Schedule K-1 may be somewhat more complex than comparable reporting on IRS Form 1099. Each Shareholder, by its acquisition of Shares, will be deemed to agree to allow brokers and nominees to provide to the Trust its name and address and the other information and forms as may be reasonably requested by the Trust for purposes of complying with their tax reporting and withholding obligations (and to waive any confidentiality rights with respect to the information and forms for this purpose) and to provide information or forms upon request. Given the lack of authority addressing structures similar to that of the Trust, it is not certain that the IRS will agree with the manner in which tax reporting by the Trust will be undertaken. Therefore, Shareholders should be aware that future IRS interpretations or revisions to Treasury regulations could alter the manner in which tax reporting by the Trust and any nominee will be undertaken.

Investors in the Shares should consult their tax advisors in determining how to use the information reported on IRS Schedule K-1 to complete their income tax returns. The Trust will apply certain assumptions and conventions intended to comply with the intent of the rules and to report income, gain, deduction, loss and credit to investors in a manner that reflects the investors’ economic gains and losses, but these assumptions and conventions may not comply with all aspects of the applicable Treasury regulations. It is possible therefore that the IRS will successfully assert that these assumptions or conventions do not satisfy the technical requirements of the United States Internal Revenue Code of 1986, as amended, or the “Code,” or the Treasury regulations and will require that items of income, gain, deduction, loss and credit be adjusted or reallocated in a manner that could be adverse to you.

If the Trust were to fail to qualify as a partnership for U.S. federal income tax purposes, the Trust’s income and items of deduction would not pass through to the Shareholders, the Trust would be required to pay tax at corporate rates on any portion of the Trust’s net income that does not constitute tax-exempt income, and distributions by the Trust to the Trust’s Shareholders would be taxable dividends to the extent of the Trust’s earnings and profits.

It is expected that the Trust will operate and be classified as a partnership for U.S. federal income tax purposes. So long as the Trust qualifies as a partnership, it will be able to pass through its income, including the Trust’s federally tax-exempt income, if any, and deductions to the Shareholders. The Trust’s qualification as a partnership for U.S. federal income tax purposes involves the application of numerous technical provisions under which there is a lack of direct authority. In general, if a partnership is “publicly traded,” as defined in the Code, it will be treated as a corporation for U.S. federal income tax purposes. It is expected that the Trust will be treated as a publicly traded partnership. A publicly traded partnership will, however, be taxed as a partnership, and not as a corporation for U.S. federal income tax purposes, so long as 90% or more of its gross income for each taxable year constitutes “qualifying income” within the meaning of Section 7704(d) of the Code and the partnership is not required to register under the Investment Company Act. This exception is referred to as the “qualifying income exception.” Qualifying income generally includes interest (other than certain contingent interest and interest derived in the conduct of a financial or insurance business), dividends, real property rents, and income from certain commodities transactions.

If less than 90% of the Trust’s gross income for any tax year constitutes qualifying income, for any reason, other than a failure that is determined to be inadvertent and that is cured within a reasonable time after discovery, or if the Trust is required to register under the Investment Company Act, the Trust’s items of income and deduction would not pass through to the Trust’s Shareholders and the Trust’s Shareholders would be treated for U.S. federal income tax purposes as stockholders in a corporation. The Trust would be required to pay income tax at corporate rates on its net taxable income. Distributions by the Trust to its Shareholders would constitute dividend income taxable to such holders to the extent of the Trust’s earnings and profits and the payment of these distributions would not be deductible by the Trust. These consequences could have a material adverse effect on the Trust, its Shareholders and the value of the Shares.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Not applicable.

Item 3. Legal Proceedings.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

a) On August 9, 2013, the Shares commenced trading on NYSE Arca under the symbol “CMDT.” For each of the quarters during the period from August 9, 2013 to December 31, 2013, the high and low sale prices of the Shares as reported for transactions on the NYSE Arca were as follows:

	High	Low
Third Quarter	$52.65	$50.92
Fourth Quarter	51.35	49.39

The number of Shareholders of record of the registrant as of January 31, 2014 was approximately 51.

The Trust made no distributions to Shareholders for the period from August 8, 2013 (commencement of operations) to December 31, 2013. The Trust has no obligation to make periodic distributions to Shareholders.

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

c) No redemption of Shares occurred during the fourth quarter of the period ended December 31, 2013.

Item 6. Selected Financial Data.

Financial Highlights (for the period from August 8, 2013 (commencement of operations) to December 31, 2013)

(Dollar amounts in $000’s, except for per Share amounts)

Total assets	$12,721
Total gain on sales of short-term investments and futures contracts	$175
Net gain	$128
Weighted-average Shares outstanding	130,479
Net gain per Share	$0.98
Net cash flows	$52

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This information should be read in conjunction with the financial statements and notes to financial statements included with this report. The discussion and analysis that follows may contain statements that relate to future events or future performance. In some cases, such forward-looking statements can be identified by terminology such as “may,” “should,” “could,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential” or the negative of these terms or other comparable terminology. None of the Trust, the Sponsor, the Advisor, the Trustee or the Delaware Trustee assumes responsibility for the accuracy or completeness of any forward-looking statements. None of the Trust, the Sponsor, the Advisor, the Trustee or the Delaware Trustee is under a duty to update any of the forward-looking statements to conform such statements to actual results or to a change in expectations or predictions.

Although the Trust is an “emerging growth company” subject to reduced public company reporting requirements under U.S. federal securities laws, it has elected not to make use of the extended transition period for complying with new or revised accounting standards pursuant to Section 107(b) of the Jumpstart Our Business Startups Act of 2012, as amended, and has otherwise prepared the financial statements and disclosures included in this Form 10-K in a manner comparable to that of other iShares® exchange-traded funds.

Results of Operations

The period from August 8, 2013 (commencement of operations) to December 31, 2013

The Trust’s net asset value increased from $5,000,000 at August 8, 2013 (commencement of operations) to $12,594,593 at December 31, 2013. The increase in the Trust’s net asset value resulted primarily from an increase in outstanding Shares, which rose from 100,000 at August 8, 2013 to 250,000 at December 31, 2013, due to 150,000 Shares (3 Baskets) being created and zero Shares being redeemed during the period.

Net gain for the period was $127,561, resulting from a net investment loss of $22,327 and net realized and unrealized gains of $149,888. For the period ended December 31, 2013, the Trust had a net realized gain of $187 on short-term investments and net realized and unrealized gains of $149,701 on futures contracts. Other than the Sponsor’s fees of $19,456 and brokerage commissions and fees of $3,828, the Trust had no expenses during the period.

Liquidity and Capital Resources

The Trust’s assets consist of Index Futures and Collateral Assets used to satisfy applicable margin requirements for the Trust’s Index Future positions. The Trust does not anticipate any further need for liquidity, because creations and redemptions of Shares generally occur in kind and ordinary expenses are met by cash on hand. Interest earned on the assets posted as collateral is paid to the Trust and is used to pay the Sponsor’s fees and purchase additional Index Futures and Collateral Assets, or, in the discretion of the Sponsor, distributed to Shareholders. In exchange for a fee based on the net asset value of the Trust, the Sponsor has assumed most of the ordinary expenses incurred by the Trust. In the case of an extraordinary expense and/or insufficient interest income to cover ordinary expenses, however, the Trust could be forced to liquidate its positions in Index Futures and Collateral Assets to pay such expenses.

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

Credit Risk

When the Trust purchases or holds Index Futures, it is exposed to the credit risk of a default by the CME’s clearing house, which serves as the counterparty to each Index Future position, and of a default by its Clearing FCM. In the case of such a default, the Trust may be unable to recover amounts due to it on its Index Future positions and Collateral Assets posted as margin. The Trust is also exposed to credit risk as a result of its ownership of U.S. Treasury bills.

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

Critical Accounting Policies

The financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements relies on estimates and assumptions that impact the Trust’s financial position and results of operations. These estimates and assumptions affect the Trust’s application of accounting policies. In addition, please refer to Note 2 to the financial statements of the Trust for further discussion of the Trust’s accounting policies.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Quantitative Disclosure

The Trust is exposed to commodity price risk through the Trust’s holdings of Index Futures. The following table provides information about the Trust’s futures contract positions, which are sensitive to changes in commodity prices. As of December 31, 2013, the Trust’s open Index Future positions (long) were as follows:

Number of Contracts:	424
Expiration Date:	March 2014
Weighted-Average Price per Contract:	$297.06
Notional Amount (Fair Value):	$12,570,328

The notional amount is calculated using the settlement price for the Index Futures on the CME on December 31, 2013, which was $296.47 per contract, and the $100 multiplier applicable under the contract terms.

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

The Trust will not engage in any activities designed to obtain a profit from, or ameliorate losses caused by, changes in the level of Index or the DJ-UBS Roll Select CI, or the value of any Collateral Assets. The Trust’s exposure to market risk may be influenced by a number of factors, including the lack of liquidity of the Index Future market and activities of other market participants.

Item 8. Financial Statements and Supplementary Data.

Quarterly Income Statements*

(Dollar amounts in $000’s, except for per Share amounts)

	Three Months Ended (Unaudited)		Year Ended
	September 30, 2013**	December 31, 2013	December 31, 2013**
Investment Income
Interest	$0	$1	$1
Total investment income	0	1	1

Expenses
Sponsor’s fees	6	14	19
Brokerage commissions and fees	1	3	4
Total expenses	7	17	23
Net investment loss	(6)	(16)	(22)
Realized and Unrealized Gain (Loss)
Net realized gain (loss) on short-term investments	0	(0)	0
Net realized gain on futures contracts	109	66	175
Net change in unrealized appreciation/depreciation on futures contracts	(16)	(9)	(25)
Net realized and unrealized gain	92	58	150
Net gain	$86	$42	$128
Net gain per Share	$0.86	$0.28	$0.98
Weighted-average Shares outstanding	100,000	148,370	130,479

*	Certain totals may not sum due to rounding.
**	Commencement of operations, August 8, 2013.

See Index to Financial Statements on page F-1 for a list of the financial statements being filed herein.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

There have been no changes in accountants and no disagreements with accountants during the period ended December 31, 2013.

Item 9A. Controls and Procedures.

The duly authorized officers of the Sponsor performing functions equivalent to those a principal executive officer and principal financial officer of the Trust would perform if the Trust had any officers, with the participation of the Trustee, have evaluated the effectiveness of the Trust’s disclosure controls and procedures, and have concluded that the disclosure controls and procedures of the Trust were effective as of the end of the period covered by this report to provide reasonable assurance that information required to be disclosed in the reports that the Trust files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to the duly authorized officers of the Sponsor performing functions equivalent to those a principal executive officer and principal financial officer of the Trust would perform if the Trust had any officers, as appropriate to allow timely decisions regarding required disclosure.

There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures.

Exemption from Management’s Report on Internal Control over Financial Reporting for the Period Ended December 31, 2013

This annual report does not include a report of management's assessment regarding internal control over financial reporting or an attestation report of the company's registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

Changes in Internal Control over Financial Reporting

There were no changes in the Trust’s internal control over financial reporting that occurred during the Trust’s fourth fiscal quarter of the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Trust’s internal control over financial reporting.

Item 9B. Other Information.

On February 24, 2014, the Sponsor appointed Jack Gee and Paul Lohrey as Directors of the Sponsor, effective March 28, 2014.  Mr. Gee and Mr. Lohrey replace Patrick Dunne and Manish Mehta, who will resign as Directors of the Sponsor, effective March 28, 2014.  Mr. Dunne will continue to serve as President and Chief Executive Officer of the Sponsor.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Not applicable.

Item 11. Executive Compensation.

Not applicable.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Securities Authorized for Issuance under Equity Compensation Plans

Not applicable.

Security Ownership of Certain Beneficial Owners and Management

Not applicable.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Not applicable.

Item 14. Principal Accounting Fees and Services.

(1) to (4). Fees for services performed by PricewaterhouseCoopers LLP for the period from August 8, 2013 (commencement of operations) to December 31, 2013 were:

Audit fees	$33,715
Audit-related fees	—
Tax fees	190,518
All other fees	—
$224,233

PricewaterhouseCoopers LLP provides certain tax compliance and reporting services to the Trust, including processing beneficial ownership information as it relates to the preparation of tax reporting packages and the subsequent delivery of related information to the IRS. Services also include assistance with tax reporting and related information using a web-based tax package product developed by PricewaterhouseCoopers LLP and a toll-free tax package support help line.

(5) The Audit Committee of the Board of Directors of the Sponsor approved, prior to the commencement of the engagement, the engagement of, and compensation to be paid to, PricewaterhouseCoopers LLP as auditors of the registrant.

(6) None of the hours expended on PricewaterhouseCoopers LLP’s engagement to audit the registrant’s financial statements for the period from August 8, 2013 (commencement of operations) to December 31, 2013 were attributable to work performed by persons other than the principal accountant’s full-time, permanent employees.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

a)(1) See Index to Financial Statements on Page F-1 for a list of the financial statements being filed as part of this report.

a)(2) Schedules may have been omitted since they are either not required, not applicable, or the information has otherwise been included.

a)(3)

Exhibit No.	Description
3.1	Certificate of Trust is incorporated by reference to Exhibit 3.1 filed with Amendment No. 1 to Registration Statement No. 333-178376 on June 22, 2013

4.1	First Amended and Restated Trust Agreement is incorporated by reference to Exhibit 4.1 filed with Amendment No. 5 to Registration Statement No. 333-178376 on August 2, 2013

4.2	Form of Authorized Participant Agreement is incorporated by reference to Exhibit 4.2 filed with Amendment No. 3 to Registration Statement No. 333-178376 on July 1, 2013

10.1	Investment Advisory Agreement is incorporated by reference to Exhibit 10.1 filed with Amendment No. 5 to Registration Statement No. 333-178376 on August 2, 2013

10.2	Institutional Futures Customer Agreement is incorporated by reference to Exhibit 10.2 filed with Amendment No. 5 to Registration Statement No. 333-178376 on August 2, 2013

10.3	Form of Service Module for Custodial Services is incorporated by reference to Exhibit 10.3 filed with Amendment No. 3 to Registration Statement No. 333-178376 on July 1, 2013

10.4	Form of Service Module for Fund Administration and Accounting Services is incorporated by reference to Exhibit 10.4 filed with Amendment No. 3 to Registration Statement No. 333-178376 on July 1, 2013

10.5	Form of Master Services Agreement is incorporated by reference to Exhibit 10.5 filed with Amendment No. 3 to Registration Statement No. 333-178376 on July 1, 2013

10.6	Form of Control Agreement is incorporated by reference to Exhibit 10.6 filed with Amendment No. 3 to Registration Statement No. 333-178376 on July 1, 2013

31.1	Certification by Principal Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended

31.2	Certification by Principal Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended

32.1	Certification by Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification by Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*    Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for the purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

iShares® Dow Jones-UBS Roll Select Commodity Index Trust

Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Sponsor, Trustee and Shareholders of

iShares® Dow Jones-UBS Roll Select Commodity Index Trust:

In our opinion, the financial statements listed in the accompanying index present fairly, in all material respects, the financial position of iShares® Dow Jones-UBS Roll Select Commodity Index Trust at December 31, 2013, and the results of its operations and its cash flows for the period from August 8, 2013 (commencement of operations) to December 31, 2013 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Trust’s management. Our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

San Francisco, California

February 28, 2014

iShares® Dow Jones-UBS Roll Select Commodity Index Trust

Statement of Financial Condition

At December 31, 2013

Assets
Current Assets
Cash and cash equivalents	$51,845
Cash and cash equivalents held at brokers (restricted)	445,000
Short-term investments(a)	12,224,010
Total Assets	$12,720,855

Liabilities and Shareholders’ Capital
Current Liabilities
Payable for variation margin on open futures contracts (Note 9)	$118,719
Sponsor’s fees payable	7,543
Total Liabilities	126,262
Commitments and Contingent Liabilities (Note 7)	—
Shareholders’ Capital
Redeemable capital Shares, no par value, unlimited amount authorized (at redemption value) – 250,000 issued and outstanding at December 31, 2013	12,594,593
Total Shareholders’ Capital	12,594,593
Total Liabilities and Shareholders’ Capital	$12,720,855

(a)     Cost of short-term investments at December 31, 2013: $12,224,010.

See notes to financial statements.

iShares® Dow Jones-UBS Roll Select Commodity Index Trust

Statement of Operations

For the period from August 8, 2013 (commencement of operations) to December 31, 2013

Investment Income
Interest	$957
Total investment income	957

Expenses
Sponsor’s fees	19,456
Brokerage commissions and fees	3,828
Total expenses	23,284
Net investment loss	(22,327)

Realized and Unrealized Gain (Loss)
Net realized gain on short-term investments	187
Net realized gain on futures contracts	174,717
Net change in unrealized appreciation/depreciation on futures contracts	(25,016)
Net realized and unrealized gain	149,888
Net gain	$127,561
Net gain per Share	$0.98
Weighted-average Shares outstanding	130,479

See notes to financial statements.

iShares® Dow Jones-UBS Roll Select Commodity Index Trust

Statement of Changes in Shareholders’ Capital

For the period from August 8, 2013 (commencement of operations) to December 31, 2013

Shareholders’ Capital, Beginning of Period	$—
Contributions	12,467,032
Net investment loss	(22,327)
Net realized gain on short-term investments	187
Net realized gain on futures contracts	174,717
Net change in unrealized appreciation/depreciation on futures contracts	(25,016)
Shareholders’ Capital, End of Period	$12,594,593
Net Asset Value per Share, End of Period	$50.38

See notes to financial statements.

iShares® Dow Jones-UBS Roll Select Commodity Index Trust

Statement of Cash Flows

For the period from August 8, 2013 (commencement of operations) to December 31, 2013

Cash Flows from Operating Activities
Net gain	$127,561
Adjustments to reconcile net gain to net cash used in operating activities:
Purchases of short-term investments	(22,172,760)
Sales/maturities of short-term investments	9,949,894
Accretion of discount	(957)
Net realized gain on short-term investments	(187)
Change in operating assets and liabilities:
Cash and cash equivalents held at brokers (restricted)	(445,000)
Payable for variation margin on open futures contracts	118,719
Sponsor’s fees payable	7,543
Net cash used in operating activities	(12,415,187)
Cash Flows from Financing Activities
Contributions	12,467,032
Net cash provided by financing activities	12,467,032
Net increase in cash and cash equivalents	51,845
Cash and Cash Equivalents
Beginning of period	—
End of period	$51,845

See notes to financial statements.

iShares® Dow Jones-UBS Roll Select Commodity Index Trust

Schedule of Investments

At December 31, 2013

Face Amount	Security Description	Fair Value
	United States Treasury bills:
$150,000	0.03% due 01/09/14	$149,999
4,500,000	0.02% due 02/20/14	4,499,881
7,575,000	0.04% - 0.07% due 03/06/14	7,574,130
	Total United States Treasury bills – 97.06%(a)	$12,224,010

(a)	Percentage is based on shareholders’ capital.

As of December 31, 2013, open futures contracts held by the Trust were as follows:

Number of Contracts	Expiration Date	Current Notional Amount	Net Unrealized Depreciation
424	March 2014	$12,570,328	$25,016

See notes to financial statements.

iShares® Dow Jones-UBS Roll Select Commodity Index Trust

Notes to Financial Statements

December 31, 2013

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

Index Futures are derivative instruments valued at fair value, which the Trustee has determined to be that day’s announced CME settlement price. If there is no announced settlement price for a particular Index Future on that day, the Trustee will use the most recently announced settlement price unless the Trustee, in consultation with the Sponsor, determines that such price is inappropriate as a basis for valuation. The Trust’s derivatives are not designated as hedges, and all changes in the fair value are reflected in the Statement of Operations.

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

As of December 31, 2013, the Trust had cash and cash equivalents held at brokers of $445,000, which were posted as margin for the Trust’s Index Future positions.

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

The Sponsor has reviewed the tax positions as of December 31, 2013 and has determined that no provision for income tax is required in the Trust’s financial statements.

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

H.	Distributions

Interest and distributions received by the Trust on its assets may be used to acquire additional Index Futures and Collateral Assets or, in the discretion of the Sponsor, distributed to Shareholders. The Trust is under no obligation to make periodic distributions to Shareholders.

I.	Recent Accounting Standard

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

The Sponsor has agreed under the Trust Agreement to pay the following administrative, operational and marketing expenses: (1) the fees of the Trustee, the Delaware Trustee, the Advisor and their respective agents, (2) NYSE Arca listing fees, (3) printing and mailing costs, (4) audit fees, (5) fees for registration of the Shares with the Securities and Exchange Commission (“SEC”), (6) tax reporting costs, (7) license fees and (8) legal expenses relating to the Trust of up to $100,000 annually.

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

8 - Financial Highlights

The Trust is presenting the following financial highlights related to investment performance and operations for the period from August 8, 2013 (commencement of operations) to December 31, 2013. The net investment income (loss) and total expense ratios are calculated using average net assets. The net asset value presentation is calculated using daily Shares outstanding. The net investment income (loss) and expense ratios for the period from August 8, 2013 (commencement of operations) to December 31, 2013 have been annualized. The total return is based on the change in the net asset value of a Share during the period.

Period from August 8, 2013 (Commencement of Operations) to December 31, 2013
Net asset value per Share, beginning of period	$50.00

Net investment loss	(0.17)
Net realized and unrealized gain	0.55
Net increase in net assets from operations	0.38
Net asset value per Share, end of period	$50.38

Total return, at net asset value(b)	0.76%

Ratio to average net assets:
Net investment loss(a)	(0.85)%
Expenses(a)	0.89%

(a)	Percentage is annualized.
(b)	Percentage is not annualized.

9 - Investing in Index Futures

Substantially all of the Trust’s assets are invested in Index Futures. The Index Futures’ settlement value at expiration is based on the value of DJ-UBS Roll Select CI at that time. Therefore, the value of the Trust will fluctuate based upon the value of the Index and the prices of futures contracts and commodities underlying the Index. The commodities markets have historically been extremely volatile. For the period from August 8, 2013 (commencement of operations) to December 31, 2013, the average month-end notional amount of open Index Futures was $6,301,988.

The following table shows the variation margin on open futures contracts, by risk exposure category, on the Statement of Financial Condition as of December 31, 2013:

	Asset Derivatives	Fair Value	Liability Derivatives	Fair Value
Commodity contracts	Receivable for variation margin on open futures contracts	$—	Payable for variation margin on open futures contracts	$118,719

The following table shows the variation margin on open futures contracts, by risk exposure category, on the Statement of Operations for the period from August 8, 2013 (commencement of operations) to December 31, 2013:

	Statement of Operations Location	Realized Gain (Loss)	Change in Unrealized Appreciation/Depreciation
Commodity contracts	Net realized gain on futures contracts	$174,717	$—
	Net change in unrealized appreciation/depreciation on futures contracts	—	(25,016)

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

Fair value pricing could result in a difference between the prices used to calculate the Trust’s net asset value and the price used by the Trust’s underlying index, which in turn could result in a difference between the Trust’s performance and the performance of the Trust’s underlying index.

The following table summarizes the valuation of the Trust’s investments by the fair value hierarchy levels as of December 31, 2013:

	Level 1	Level 2	Level 3	Total
Futures contracts(a)	$(25,016)	$—	$—	$(25,016)
U.S. Treasury bills	—	12,224,010	—	12,224,010

(a)	Futures contracts are valued at unrealized appreciation (depreciation).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned in the capacities* indicated, thereunto duly authorized.

For purposes of CFTC Rule 4.22(h), to the best of the knowledge and belief of the undersigned, the information contained in the CFTC Annual Report set forth herein is accurate and complete.

iShares® Delaware Trust Sponsor LLC

Sponsor of the iShares® Dow Jones-UBS Roll Select Commodity Index Trust (registrant)

/s/ Patrick J. Dunne

Patrick J. Dunne

Director, President and Chief Executive Officer

(Principal executive officer)

Date:	February 28, 2014

/s/ Jack Gee

Jack Gee

Chief Financial Officer

(Principal financial and accounting officer)

Date:	February 28, 2014

/s/ Philip J. Jensen

Philip J. Jensen

Director

Date:	February 28, 2014

/s/ Peter F. Landini

Peter F. Landini

Director

Date:	February 28, 2014

/s/ Kimun Lee

Kimun Lee

Director

Date:	February 28, 2014

/s/ Manish Mehta

Manish Mehta

Director

Date:	February 28, 2014

*	The registrant is a trust and the persons are signing in their respective capacities as officers or directors of iShares® Delaware Trust Sponsor LLC, the Sponsor of the registrant.