Form 10-Q
period 2014-03-31
iShares Dow Jones-UBS Roll Select Commodity Index Trust
filed 2014-05-12
CIK 1535365

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2014

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐ No ☒

		Page

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)	1

	Statements of Financial Condition at March 31, 2014 and December 31, 2013	1

	Statement of Operations for the three months ended March 31, 2014	2

	Statements of Changes in Shareholders’ Capital for the three months ended March 31, 2014 and for the period from August 8, 2013 (commencement of operations) to December 31, 2013	3

	Statement of Cash Flows for the three months ended March 31, 2014	4

	Schedules of Investments at March 31, 2014 and December 31, 2013	5

	Notes to Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	12

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	15

Item 4.	Controls and Procedures	15

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings	16

Item 1A.	Risk Factors	16

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	16

Item 3.	Defaults Upon Senior Securities	16

Item 4.	Mine Safety Disclosures	16

Item 5.	Other Information	16

Item 6.	Exhibits	17

SIGNATURES		18

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

iShares® Dow Jones-UBS Roll Select Commodity Index Trust

Statements of Financial Condition (Unaudited)

At March 31, 2014 and December 31, 2013

	March 31, 2014	December 31, 2013
Assets
Current Assets
Cash and cash equivalents	$75,368	$51,845
Cash and cash equivalents held at brokers (restricted)	401,000	445,000
Short-term investments(a)	12,893,857	12,224,010
Total Assets	$13,370,225	$12,720,855

Liabilities and Shareholders’ Capital
Current Liabilities
Payable for variation margin on open futures contracts (Note 9)	$33,417	$118,719
Sponsor’s fees payable	8,512	7,543
Total Liabilities	41,929	126,262
Commitments and Contingent Liabilities (Note 7)	—	—
Shareholders’ Capital
Shares, no par value, unlimited amount authorized (at redemption value) – 250,000 issued and outstanding at March 31, 2014 and 250,000 issued and outstanding at December 31, 2013	13,328,296	12,594,593
Total Shareholders’ Capital	13,328,296	12,594,593
Total Liabilities and Shareholders’ Capital	$13,370,225	$12,720,855

Net asset value per Share	$53.31	$50.38

(a)   Cost of short-term investments at March 31, 2014 and December 31, 2013: $12,893,857 and $12,224,010, respectively.

See notes to financial statements.

iShares® Dow Jones-UBS Roll Select Commodity Index Trust

Statement of Operations (Unaudited)

For the three months ended March 31, 2014

Investment Income
Interest	$1,801
Total investment income	1,801
Expenses
Sponsor’s fees	23,961
Brokerage commissions and fees	2,541
Total expenses	26,502
Net investment loss	(24,701)
Net Realized and Unrealized Gain (Loss)
Net realized gain on short-term investments	42
Net realized gain on futures contracts	879,231
Net change in unrealized appreciation/depreciation on futures contracts	(120,869)
Net realized and unrealized gain	758,404
Net gain	$733,703
Net gain per Share	$2.93
Weighted-average Shares outstanding	250,000

See notes to financial statements.

iShares® Dow Jones-UBS Roll Select Commodity Index Trust

Statements of Changes in Shareholders’ Capital (Unaudited)

For the three months ended March 31, 2014

and the period from August 8, 2013 (commencement of operations) to December 31, 2013

	Three Months Ended March 31, 2014	Period from August 8, 2013 (commencement of operations) to December 31, 2013
Shareholders’ Capital, Beginning of Period	$12,594,593	$—
Contributions	—	12,467,032
Net investment loss	(24,701)	(22,327)
Net realized gain on short-term investments	42	187
Net realized gain on futures contracts	879,231	174,717
Net change in unrealized appreciation/depreciation on futures contracts	(120,869)	(25,016)
Shareholders’ Capital, End of Period	$13,328,296	$12,594,593

See notes to financial statements.

iShares® Dow Jones-UBS Roll Select Commodity Index Trust

Statement of Cash Flows (Unaudited)

For the three months ended March 31, 2014

Cash Flows from Operating Activities
Net gain	$733,703
Adjustments to reconcile net gain to net cash provided by operating activities:
Purchases of short-term investments	(13,477,717)
Sales/maturities of short-term investments	12,809,713
Accretion of discount	(1,801)
Net realized gain on short-term investments	(42)
Change in operating assets and liabilities:
Cash and cash equivalents held at brokers (restricted)	44,000
Payable for variation margin on open futures contracts	(85,302)
Sponsor’s fees payable	969
Net cash provided by operating activities	23,523
Net increase in cash and cash equivalents	23,523
Cash and Cash Equivalents
Beginning of period	51,845
End of period	$75,368

See notes to financial statements.

iShares® Dow Jones-UBS Roll Select Commodity Index Trust

Schedules of Investments (Unaudited)

At March 31, 2014 and December 31, 2013

March 31, 2014

Face Amount	Security Description	Fair Value
	United States Treasury bills:
$585,000	0.02% - 0.04% due 05/08/14	$584,982
7,450,000	0.09% due 05/15/14	7,449,226
4,350,000	0.05% due 05/22/14	4,349,722
110,000	0.05% due 05/29/14	109,991
400,000	0.05% due 07/17/14	399,936
	Total United States Treasury bills (cost: $12,893,857) – 96.74%(a)	$12,893,857

(a)     Percentage is based on shareholders’ capital.

As of March 31, 2014, open futures contracts held by the Trust were as follows:

Number of Contracts	Expiration Date	Current Notional Amount	Net unrealized Depreciation
423	June 2014	$13,312,656	$145,885

December 31, 2013

Face Amount	Security Description	Fair Value
	United States Treasury bills:
$150,000	0.03% due 01/09/14	$149,999
4,500,000	0.02% due 02/20/14	4,499,881
7,575,000	0.04% - 0.07% due 03/06/14	7,574,130
	Total United States Treasury bills (cost: $12,224,010) – 97.06%(a)	$12,224,010

(a)     Percentage is based on shareholders’ capital.

As of December 31, 2013, open futures contracts held by the Trust were as follows:

Number of Contracts	Expiration Date	Current Notional Amount	Net unrealized Depreciation
424	March 2014	$12,570,328	$25,016

See notes to financial statements.

iShares® Dow Jones-UBS Roll Select Commodity Index Trust

Notes to Financial Statements (Unaudited)

March 31, 2014

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

The Trust seeks to track the results of a fully collateralized investment in futures contracts on an index composed of a diversified group of commodities futures which attempts to minimize contango and maximize backwardation. The Trust seeks to track the investment returns of the Index before payment of the Trust’s expenses and liabilities.

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

The accompanying unaudited financial statements were prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions for Form 10-Q and the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”). In the opinion of management, all material adjustments, consisting only of normal recurring adjustments, considered necessary for a fair statement of the interim period financial statements have been made. Interim period results are not necessarily indicative of results for a full-year period. These financial statements and the notes thereto should be read in conjunction with the Trust’s financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2013, as filed with the SEC on February 28, 2014.

The Trust qualifies as an investment company for accounting purposes and follows the accounting and reporting guidance under the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification Topic 946, Financial Services – Investment Companies, but is not registered, and is not required to be registered, under the Investment Company Act of 1940, as amended.

2 - Summary of Significant Accounting Policies

A.	Basis of Accounting

The following is a summary of significant accounting policies consistently followed by the Trust in the preparation of its financial statements in conformity with U.S. GAAP. The preparation of financial statements in conformity with U.S. GAAP requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates and these differences could be material.

B.	Investment in Index Futures

The Trust seeks to track the results of a fully collateralized investment in futures contracts on an index composed of a diversified group of commodities futures which attempts to minimize contango and maximize backwardation. The Trust seeks to track the investment returns of the Index before payment of the Trust’s expenses and liabilities.

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

As of March 31, 2014 and December 31, 2013, the Trust had cash and cash equivalents held at brokers of $401,000 and $445,000, respectively, which were posted as margin for the Trust’s Index Future positions.

D.	Short-Term Investments

Short-term investments on the Statements of Financial Condition consist principally of short-term fixed income securities with original maturities of one year or less. These investments are valued at fair value.

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

The Sponsor has reviewed the tax positions as of March 31, 2014, inclusive of the open tax year, and has determined that no provision for income tax is required in the Trust’s financial statements.

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

I.	Recent Accounting Standards

In June 2013, the FASB issued Accounting Standards Update 2013-08, Amendments to the Scope, Measurement, and Disclosure Requirements (“ASU 2013-08”). ASU 2013-08 is an update to FASB Accounting Standards Codification Topic 946, Financial Services – Investment Companies, that provides guidance to assess whether an entity is an investment company, and gives additional measurement and disclosure requirements for an investment company and is effective for interim and annual periods beginning after December 15, 2013. Adoption of ASU 2013-08 did not have a material impact on the Trust’s financial statements.

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

Share activity was as follows:

	Three Months Ended March 31, 2014		Period from August 8, 2013 (commencement of operations) to December 31, 2013
	Shares	Amount	Shares	Amount
Shares issued	—	$—	250,000	$12,467,032
Shares redeemed	—	—	—	—
Net increase	—	$—	250,000	$12,467,032

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

6 - Indemnification

The Trust Agreement provides that the Sponsor and its shareholders, directors, officers, employees, affiliates (as such term is defined under the Securities Act of 1933, as amended) and subsidiaries and agents shall be indemnified from the Trust and held harmless against any loss, liability, claim, cost, expense or judgment of any kind whatsoever (including the reasonable fees and expenses of counsel) arising out of or in connection with the performance of their obligations under the Trust Agreement or any actions taken in accordance with the provisions of the Trust Agreement and incurred without their (1) negligence, bad faith or willful misconduct or (2) reckless disregard of their obligations and duties under the Trust Agreement.

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

8 - Financial Highlights

The following financial highlights relate to investment performance and operations for the period from January 1, 2014 to March 31, 2014.

Net asset value per Share, beginning of period	$50.38

Net investment loss(a)	(0.10)
Net realized and unrealized gain(a)	3.03
Net increase in net assets from operations	2.93
Net asset value per Share, end of period	$53.31

Total return, at net asset value(b)	5.82%

Ratio to average net assets:
Net investment loss(c)	(0.77)%
Expenses(c)	0.83%

(a)    Based on average Shares oustanding during the period.

(b)    Based on the change in net asset value of a Share during the period. Percentage is not annualized.

(c)    Percentage is annualized.

9 - Investing in Index Futures

Substantially all of the Trust’s assets are invested in Index Futures. The Index Futures’ settlement value at expiration is based on the value of DJ-UBS Roll Select CI at that time. Therefore, the value of the Trust will fluctuate based upon the value of the DJ-UBS Roll Select CI and the prices of the futures contracts and commodities underlying the DJ-UBS Roll Select CI. The commodities markets have historically been extremely volatile. For the three months ended March 31, 2014 and the period from August 8, 2013 (commencement of operations) to December 31, 2013, the average month-end notional amounts of open Index Futures were $12,927,842 and $6,301,988, respectively.

The following table shows the variation margin on open futures contracts, by risk exposure category, on the Statements of Financial Condition as of March 31, 2014 and December 31, 2013:

	Asset Derivatives	Fair Value	Liability Derivatives	Fair Value
March 31, 2014
Commodity contracts	Receivable for variation margin on open futures contracts	$—	Payable for variation margin on open futures contracts	$33,417

December 31, 2013
Commodity contracts	Receivable for variation margin on open futures contracts	$—	Payable for variation margin on open futures contracts	$118,719

The following table shows the effect of the futures contracts, by risk exposure category, on the Statement of Operations for the three months ended March 31, 2014:

	Statement of Operations Location	Realized Gain (Loss)	Change in Unrealized Appreciation/Depreciation
Commodity contracts	Net realized gain on futures contracts	$879,231	$—
	Net change in unrealized appreciation/depreciation on futures contracts	—	(120,869)

10 - Investment Valuation

FASB Accounting Standards Codification Topic 820, Fair Value Measurements and Disclosures, defines fair value as the price the Trust would receive to sell an asset or pay to transfer a liability in an orderly transaction between market participants at the measurement date. The Trust’s policy is to value its investments at fair value.

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

Fair value pricing could result in a difference between the prices used to calculate the Trust’s net asset value and the prices used by the Trust’s underlying index, which in turn could result in a difference between the Trust’s performance and the performance of the Trust’s underlying index.

The following table summarizes the valuation of the Trust’s investments by the fair value hierarchy levels as of March 31, 2014 and December 31, 2013:

	Level 1	Level 2	Level 3	Total
March 31, 2014
Futures contracts(a)	$(145,885)	$—	$—	$(145,885)
U.S. Treasury bills	—	12,893,857	—	12,893,857

December 31, 2013
Futures contracts(a)	$(25,016)	$—	$—	$(25,016)
U.S. Treasury bills	—	12,224,010	—	12,224,010

(a)     Futures contracts are valued at unrealized appreciation (depreciation).

11 - Subsequent Events

In connection with the preparation of the financial statements of the Trust as of and for the period ended March 31, 2014, management has evaluated the impact of all subsequent events on the Trust through the date the financial statements were issued and has determined that there were no subsequent events requiring adjustment or disclosure in the financial statements, except as set forth below.

Effective July 1, 2014, Bloomberg Indexes will assume sole responsibility for the governance, calculation, distribution and licensing of the Dow Jones-UBS Commodity Index family, which will be rebranded as the Bloomberg Commodity Index family.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This information should be read in conjunction with the financial statements and notes to financial statements included in Item 1 of Part I of this Form 10-Q. The discussion and analysis that follows may contain statements that relate to future events or future performance. In some cases, such forward-looking statements can be identified by terminology such as “may,” “should,” “could,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential” or the negative of these terms or other comparable terminology. None of the Trust, the Sponsor, the Advisor, the Trustee or the Delaware Trustee assumes responsibility for the accuracy or completeness of any forward-looking statements. Except as required by applicable disclosure laws, none of the Trust, the Sponsor, the Advisor, the Trustee or the Delaware Trustee is under a duty to update any of the forward-looking statements to conform such statements to actual results or to a change in expectations or predictions.

Introduction

The iShares® Dow Jones-UBS Roll Select Commodity Index Trust (the “Trust”) is a Delaware statutory trust that issues units of beneficial interest (“Shares”) representing fractional undivided beneficial interests in its net assets. The Trust holds long positions in exchange-traded index futures contracts of various expirations, or “Index Futures” on the Dow Jones-UBS Roll Select Commodity Index (the “DJ-UBS Roll Select CI”), together with cash, U.S Treasury securities or other short-term and similar securities that are eligible as margin deposits for the Trust’s Index Future positions, referred to as “Collateral Assets.” The Index Futures held by the Trust are listed on the Chicago Mercantile Exchange (the “CME”). The Trust seeks to track the results of a fully collateralized investment in futures contracts on an index composed of a diversified group of commodities futures which attempts to minimize contango and maximize backwardation. The Trust seeks to track the investment returns of the Dow Jones-UBS Roll Select Commodity Index Total Return (the “Index”) before payment of the Trust’s expenses and liabilities. The Index is intended to reflect the performance of a diversified group of commodities, while also seeking to minimize the effect of contango and maximize the effect of backwardation in connection with periodically switching or “rolling” into new futures contracts.

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

The Trust intends to offer Shares on a continuous basis. The Trust issues and redeems Shares only in one or more blocks of 50,000 Shares (“Baskets”). Only certain institutions, called “Authorized Participants,” that enter into an agreement with the Trust may purchase or redeem Baskets, in exchange for Index Futures and Collateral Assets with an aggregate value equal to the net asset value per Share, or “NAV” of the Shares being purchased or redeemed. Owners of beneficial interests in Shares (“Shareholders”) who are not Authorized Participants have no right to redeem their Shares. In order to liquidate their investment in the Shares, Shareholders who are not Authorized Participants must generally sell their Shares in the secondary market, assuming that demand for their Shares exists. The price obtained by the Shareholders for the Shares may be less than the NAV of those Shares.

Shares of the Trust trade on NYSE Arca, Inc. (“NYSE Arca”) under the symbol “CMDT.”

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

The Trustee values the Trust’s long positions in Index Futures on the basis of that day’s announced CME settlement prices for the Index Futures held by the Trust. The value of the Trust’s positions in any particular Index Future equals the product of (a) the number of such Index Futures owned by the Trust, (b) the settlement price of such Index Future on the date of calculation and (c) the multiplier of such Index Future. If there is no announced CME settlement price for a particular Index Future on a Business Day, the Trustee uses the most recently announced CME settlement price unless the Trustee, in consultation with the Sponsor, determines that such price is inappropriate as a basis for valuation. The daily settlement price for each Index Future currently held by the Trust is established on each trading day by the CME shortly after the close of trading for such Index Future, which is generally 2:40 p.m. (New York time).

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

Results of Operations

The Quarter Ended March 31, 2014

The Trust’s net asset value increased from $12,594,593 at December 31, 2013 to $13,328,296 at March 31, 2014. The increase in the Trust’s net asset value resulted primarily from an increase in net gain from investments.

Net gain for the quarter was $733,703, resulting from a net investment loss of $24,701 and a net gain of $758,404 from investments. For the quarter ended March 31, 2014, the Trust had a net realized gain of $42 on short-term investments and a net gain of $758,362 on futures contracts. Other than the Sponsor’s fees of $23,961 and brokerage commissions and fees of $2,541, the Trust had no expenses during the quarter.

Liquidity and Capital Resources

The Trust’s assets consist of Index Futures and Collateral Assets used to satisfy applicable margin requirements for those Index Future positions. The Trust does not anticipate any further need for liquidity, because creations and redemptions of Shares generally occur in kind and ordinary expenses are met by cash on hand. Interest earned on the assets posted as collateral is paid to the Trust and is used to pay the Sponsor’s fees and purchase additional Index Futures and Collateral Assets, or, in the discretion of the Sponsor, distributed to Shareholders. In exchange for a fee based on the net asset value of the Trust, the Sponsor has assumed most of the ordinary expenses incurred by the Trust. In the case of an extraordinary expense and/or insufficient interest income to cover ordinary expenses, however, the Trust could be forced to liquidate its positions in Index Futures and Collateral Assets to pay such expenses.

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

Credit Risk

When the Trust purchases or holds Index Futures, it is exposed to the credit risk of a default by the CME’s clearing house, which serves as the counterparty to each Index Future position, and of a default by its clearing futures commission merchant (the “Clearing FCM”). In the case of such a default, the Trust may be unable to recover amounts due to it on its Index Future positions and Collateral Assets posted as margin. The Trust is also exposed to credit risk as a result of its ownership of U.S. Treasury bills.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Quantitative Disclosure

The Trust is exposed to commodity price risk through the Trust’s holdings of Index Futures. The following table provides information about the Trust’s futures contract positions, which are sensitive to changes in commodity prices. As of March 31, 2014, the Trust’s open Index Future positions (long) were as follows:

Number of Contracts:	423
Expiration Date:	June 2014
Weighted-Average Price per Contract:	$318.17
Notional Amount (Fair Value):	$13,312,656

The notional amount is calculated using the settlement price for the Index Futures on the CME on March 31, 2014, which was $314.72 per contract, and the $100 multiplier applicable under the contract terms.

Qualitative Disclosure

As described herein, the Trust seeks to track the results of a fully collateralized investment in futures contracts on an index composed of a diversified group of commodities futures which attempts to minimize contango and maximize backwardation. The Trust seeks to track the investment returns of the Index before payment of the Trust’s expenses and liabilities. The Index itself is intended to reflect the performance of a diversified group of physical commodities, including energy commodities, precious and industrial metal commodities, agricultural commodities and livestock commodities. The Trust obtains this exposure to commodity prices through the Trust’s Index Future positions. As a result, fluctuations in the value of the Index Futures are expected to directly affect the value of the Shares.

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

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

There have been no material changes to the Risk Factors last reported under Part I, Item 1A of the registrant’s Annual Report on Form 10-K for the year ended December 31, 2013, filed with the Securities and Exchange Commission on February 28, 2014.

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

c)	No redemption of Shares occurred during the quarter ended March 31, 2014.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Description
3.1	Certificate of Trust is incorporated by reference to Exhibit 3.1 filed with Amendment No. 1 to Registration Statement No. 333-178376 on June 22, 2013

4.1	First Amended and Restated Trust Agreement is incorporated by reference to Exhibit 4.1 filed with Amendment No. 5 to Registration Statement No. 333-178376 on August 2, 2013

4.2	Form of Authorized Participant Agreement is incorporated by reference to Exhibit 4.2 1 filed with Amendment No. 3 to Registration Statement No. 333-178376 on July 1, 2013

10.1	Investment Advisory Agreement is incorporated by reference to Exhibit 10.1 1 filed with Amendment No. 5 to Registration Statement No. 333-178376 on August 2, 2013

10.2	Institutional Futures Customer Agreement is incorporated by reference to Exhibit 10.2 1 filed with Amendment No. 5 to Registration Statement No. 333-178376 on August 2, 2013

10.3	Form of Service Module for Custodial Services is incorporated by reference to Exhibit 10.3 filed with Amendment No. 3 to Registration Statement No. 333-178376 on July 1, 2013

10.4	Form of Service Module for Fund Administration and Accounting Services is incorporated by reference to Exhibit 10.4 filed with Amendment No. 3 to Registration Statement No. 333-178376 on July 1, 2013

10.5	Form of Master Services Agreement is incorporated by reference to Exhibit 10.5 filed with Amendment No. 3 to Registration Statement No. 333-178376 on July 1, 2013

10.6	Form of Control Agreement is incorporated by reference to Exhibit 10.6 filed with Amendment No. 3 to Registration Statement No. 333-178376 on July 1, 2013

31.1	Certification by Principal Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended

31.2	Certification by Principal Financial Officer Pursuant to 13a-14(a) under the Securities Exchange Act of 1934, as amended

32.1	Certification by Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification by Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

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

Sponsor of the iShares® Dow Jones-UBS Roll Select Commodity Index Trust (registrant)

/s/ Patrick J. Dunne

Patrick J. Dunne

President and Chief Executive Officer

(Principal executive officer)

Date:	May 12, 2014

/s/ Jack Gee

Jack Gee

Chief Financial Officer

(Principal financial and accounting officer)

Date:	May 12, 2014

*     The registrant is a trust and the persons are signing in their capacities as officers of iShares® Delaware Trust Sponsor LLC, the Sponsor of the registrant.