Form 10-Q
period 2014-06-30
iSHARES COMMODITY OPTIMIZED TRUST
filed 2014-08-08
CIK 1535365

 UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2014

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from              to

Commission file number: 001-36044

iShares® Commodity Optimized Trust

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

iShares® Dow Jones-UBS Roll Select Commodity Index Trust

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐ No ☒

		Page
PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)	1

	Statements of Financial Condition at June 30, 2014 and December 31, 2013	1

	Statements of Operations for the three and six months ended June 30, 2014	2

	Statements of Changes in Shareholders’ Capital for the six months ended June 30, 2014 and for the period from August 8, 2013 (commencement of operations) to December 31, 2013	3

	Statement of Cash Flows for the six months ended June 30, 2014	4

	Schedules of Investments at June 30, 2014 and December 31, 2013	5

	Notes to Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	13

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	16

Item 4.	Controls and Procedures	17

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings	18

Item 1A.	Risk Factors	18

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	18

Item 3.	Defaults Upon Senior Securities	18

Item 4.	Mine Safety Disclosures	18

Item 5.	Other Information	18

Item 6.	Exhibits	19

SIGNATURES		20

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

iShares® Commodity Optimized Trust

Statements of Financial Condition (Unaudited)

At June 30, 2014 and December 31, 2013

	June 30, 2014	December 31, 2013
Assets
Current Assets
Cash and cash equivalents	$70,003	$51,845
Cash and cash equivalents held at brokers (restricted)	401,000	445,000
Short-term investments(a)	13,069,212	12,224,010
Total Assets	$13,540,215	$12,720,855
Liabilities and Shareholders’ Capital
Current Liabilities
Payable for variation margin on open futures contracts (Note 9)	$128,289	$118,719
Sponsor’s fees payable	8,267	7,543
Total Liabilities	136,556	126,262
Commitments and Contingent Liabilities (Note 7)	—	—
Shareholders’ Capital
Shares, no par value, unlimited amount authorized (at redemption value) – 250,000 issued and outstanding at June 30, 2014 and 250,000 issued and outstanding at December 31, 2013	13,403,659	12,594,593
Total Shareholders’ Capital	13,403,659	12,594,593
Total Liabilities and Shareholders’ Capital	$13,540,215	$12,720,855

Net asset value per Share	$53.61	$50.38

(a)    Cost of short-term investments at June 30, 2014 and December 31, 2013: $13,069,212 and $12,224,010, respectively.

See notes to financial statements.

iShares® Commodity Optimized Trust

Statements of Operations (Unaudited)

For the three and six months ended June 30, 2014(a)

	Three Months Ended June 30, 2014	Six Months Ended June 30, 2014
Investment Income
Interest	$1,587	$3,388
Total investment income	1,587	3,388
Expenses
Sponsor’s fees	25,223	49,184
Brokerage commissions and fees	2,535	5,076
Total expenses	27,758	54,260
Net investment loss	(26,171)	(50,872)
Net Realized and Unrealized Gain (Loss)
Net realized gain on short-term investments	9	51
Net realized gain (loss) on futures contracts	(187,228)	692,003
Net change in unrealized appreciation/depreciation on futures contracts	288,753	167,884
Net realized and unrealized gain	101,534	859,938
Net gain	$75,363	$809,066
Net gain per Share	$0.30	$3.24
Weighted-average Shares outstanding	250,000	250,000

(a)     Commencement of operations, August 8, 2013.

See notes to financial statements.

iShares® Commodity Optimized Trust

Statements of Changes in Shareholders’ Capital (Unaudited)

For the six months ended June 30, 2014

and the period from August 8, 2013 (commencement of operations) to December 31, 2013

	Six Months Ended June 30, 2014	Period from August 8, 2013 (commencement of operations) to December 31, 2013
Shareholders’ Capital, Beginning of Period	$12,594,593	$—
Contributions	—	12,467,032
Net investment loss	(50,872)	(22,327)
Net realized gain on short-term investments	51	187
Net realized gain on futures contracts	692,003	174,717
Net change in unrealized appreciation/depreciation on futures contracts	167,884	(25,016)
Shareholders’ Capital, End of Period	$13,403,659	$12,594,593

See notes to financial statements.

iShares® Commodity Optimized Trust

Statement of Cash Flows (Unaudited)

For the six months ended June 30, 2014(a)

Cash Flows from Operating Activities
Net gain	$809,066
Adjustments to reconcile net gain to net cash provided by operating activities:
Purchases of short-term investments	(35,467,445)
Sales/maturities of short-term investments	34,625,682
Accretion of discount	(3,388)
Net realized gain on short-term investments	(51)
Change in operating assets and liabilities:
Cash and cash equivalents held at brokers (restricted)	44,000
Payable for variation margin on open futures contracts	9,570
Sponsor’s fees payable	724
Net cash provided by operating activities	18,158
Net increase in cash and cash equivalents	18,158
Cash and Cash Equivalents
Beginning of period	51,845
End of period	$70,003

(a)     Commencement of operations, August 8, 2013.

See notes to financial statements.

iShares® Commodity Optimized Trust

Schedules of Investments (Unaudited)

At June 30, 2014 and December 31, 2013

June 30, 2014

Face Amount	Security Description	Fair Value
	United States Treasury bills:
$135,000	0.02% - 0.04% due 07/10/14	$134,999
480,000	0.03% - 0.05% due 07/17/14	479,989
430,000	0.02% - 0.03% due 08/07/14	429,989
3,474,000	0.03% due 08/21/14	3,473,865
58,000	0.03% due 09/04/14	57,997
8,118,000	0.04% due 09/11/14	8,117,391
375,000	0.02% due 09/25/14	374,982
	Total United States Treasury bills (cost: $13,069,212) – 97.50%(a)	$13,069,212

(a)     Percentage is based on shareholders’ capital.

As of June 30, 2014, open futures contracts held by the Trust were as follows:

Number of Contracts	Expiration Date	Current Notional Amount	Net Unrealized Appreciation
422	September 2014	$13,390,060	$142,868

December 31, 2013

Face Amount	Security Description	Fair Value
	United States Treasury bills:
$150,000	0.03% due 01/09/14	$149,999
4,500,000	0.02% due 02/20/14	4,499,881
7,575,000	0.04% - 0.07% due 03/06/14	7,574,130
	Total United States Treasury bills (cost: $12,224,010) – 97.06%(a)	$12,224,010

(a)     Percentage is based on shareholder’s capital.

As of December 31, 2013, open futures contracts heldby the Trust were as follows:

Number of Contracts	Expiration Date	Current Notional Amount	Net Unrealized Depreciation
424	March 2014	$12,570,328	$25,016

See notes to financial statements.

iShares® Commodity Optimized Trust

Notes to Financial Statements (Unaudited)

June 30, 2014

1 - Organization

The iShares® Commodity Optimized Trust (formerly known as the iShares® Dow Jones-UBS Roll Select Commodity Index Trust), or the “Trust,” is a Delaware statutory trust organized under the laws of the State of Delaware on December 7, 2011 and commenced operations on August 8, 2013. iShares® Delaware Trust Sponsor LLC, a Delaware limited liability company, is the sponsor of the Trust (the “Sponsor”). The sole member and manager of the Sponsor is BlackRock Asset Management International Inc., a Delaware corporation. BlackRock Institutional Trust Company, N.A. is the “Trustee” of the Trust. The Trust is governed by the Amended and Restated Trust Agreement, dated as of July 1, 2014 (the “Trust Agreement”), among the Sponsor, the Trustee and Wilmington Trust, National Association (the “Delaware Trustee”). The Trust issues units of beneficial interest (“Shares”) representing fractional undivided beneficial interests in its net assets. The Trust holds long positions in exchange-traded index futures contracts of various expirations, or “Index Futures” on the Bloomberg Roll Select Commodity Index (formerly known as the Dow Jones-UBS Roll Select Commodity Index), or the “Bloomberg Roll Select CI.” In order to collateralize its Index Future positions and to reflect the U.S. Treasury component of the Bloomberg Roll Select Commodity Total Return Index (formerly known as the Dow Jones-UBS Roll Select Commodity Index Total Return), or the “Index,” the Trust also holds “Collateral Assets,” which consist of cash, U.S. Treasury securities or other short-term securities and similar securities that are eligible as margin deposits for those Index Future positions. The Index Futures held by the Trust are listed on the Chicago Mercantile Exchange (the “CME”).

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

The Trust seeks to track the results of a fully collateralized investment in futures contracts on an index composed of a diversified group of commodities futures, including energy commodities, precious and industrial metal commodities, agricultural commodities and livestock commodities, which attempts to minimize contango and maximize backwardation. The Trust seeks to track the investment returns of the Index before payment of the Trust’s expenses and liabilities.

The assets of the Trust consist of Index Futures and cash or other Collateral Assets used to satisfy applicable margin requirements for those Index Future positions. Index Futures are exchange-traded index future contracts on the Bloomberg Roll Select CI, and are expected to include contracts of different terms and expirations. The Trust is expected to roll out of existing positions in Index Futures and establish new positions in Index Futures on an ongoing basis. When establishing positions in Index Futures, the Trust is required to deposit cash or other Collateral Assets with the broker as “initial margin.” On a daily basis, the Trust is obligated to pay, or entitled to receive, cash in an amount equal to the change in the daily settlement level of its Index Futures positions. Such payments or receipts are known as variation margin and recorded as unrealized appreciation or depreciation. When an Index Future is closed, the Trust records a realized gain or loss based on the difference between the value of the Index Future at the time it was opened and the value at the time it was closed.

Index Futures are derivative instruments valued at fair value, which the Trustee has determined to be that day’s announced CME settlement price. If there is no announced settlement price for a particular Index Future on that day, the Trustee will use the most recently announced settlement price unless the Trustee, in consultation with the Sponsor, determines that such price is inappropriate as a basis for valuation. The Trust’s derivatives are not designated as hedges, and all changes in the fair value are reflected in the Statements of Operations.

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

As of June 30, 2014 and December 31, 2013, the Trust had cash and cash equivalents held at brokers of $401,000 and $445,000, respectively, which were posted as margin for the Trust’s Index Future positions.

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

The Sponsor has reviewed the tax positions as of June 30, 2014, inclusive of the open tax year, and has determined that no provision for income tax is required in the Trust’s financial statements.

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

Share activity was as follows:

	Six Months Ended June 30, 2014		Period from August 8, 2013 (commencement of operations) to December 31, 2013
	Shares	Amount	Shares	Amount
Shares issued	—	$—	250,000	$12,467,032
Shares redeemed	—	—	—	—
Net increase	—	$—	250,000	$12,467,032

4 - Trust Expenses

The Trust is responsible for paying any applicable brokerage commissions and similar transaction fees out of its assets in connection with the roll of Index Futures held by the Trust. These expenses are recorded as brokerage commissions and fees in the Statements of Operations as incurred.

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

8 - Financial Highlights

The following financial highlights relate to investment performance and operations for a Share outstanding for the three and six months ended June 30, 2014.

	Three Months Ended June 30, 2014	Six Months Ended June 30, 2014
Net asset value per Share, beginning of period	$53.31	$50.38

Net investment loss(a)	(0.10)	(0.20)
Net realized and unrealized gain(b)	0.40	3.43
Net increase in net assets from operations	0.30	3.23
Net asset value per Share, end of period	$53.61	$53.61

Total return, at net asset value(c)	0.56%	6.41%

Ratio to average net assets:
Net investment loss(d)	(0.78)%	(0.78)%
Expenses(d)	0.83%	0.83%

(a)     Based on average Shares outstanding during the period.

(b)     The amounts reported for a Share outstanding may not accord with the change in aggregate gains and losses on investments for the period due to the timing of Trust Share transactions in relation to the fluctuating fair values of the Trust’s underlying investments.

(c)     Based on the change in net asset value of a Share during the period. Percentage is not annualized.

(d)     Percentage is annualized.

9 - Investing in Index Futures

Substantially all of the Trust’s assets are invested in Index Futures. The Index Futures’ settlement value at expiration is based on the value of Bloomberg Roll Select CI at that time. Therefore, the value of the Trust will fluctuate based upon the value of the Bloomberg Roll Select CI and the prices of the futures contracts and commodities underlying the Bloomberg Roll Select CI. The commodities markets have historically been extremely volatile. For the six months ended June 30, 2014 and the period from August 8, 2013 (commencement of operations) to December 31, 2013, the average month-end notional amounts of open Index Futures were $13,150,048 and $6,301,988, respectively.

The following table shows the variation margin on open futures contracts, by risk exposure category, on the Statements of Financial Condition as of June 30, 2014 and December 31, 2013:

	Asset Derivatives	Fair Value	Liability Derivatives	Fair Value
June 30, 2014
Commodity contracts	Receivable for variation margin on open futures contracts	$—	Payable for variation margin on open futures contracts	$128,289

December 31, 2013
Commodity contracts	Receivable for variation margin on open futures contracts	$—	Payable for variation margin on open futures contracts	$118,719

The following table shows the effect of the futures contracts, by risk exposure category, on the Statement of Operations for the three and six months ended June 30, 2014:

Three Months Ended June 30, 2014	Statement of Operations Location	Realized Gain (Loss)	Change in Unrealized Appreciation/Depreciation
Commodity contracts	Net realized gain (loss) on futures contracts	$(187,228)	$—
	Net change in unrealized appreciation/depreciation on futures contracts	—	288,753

Six Months Ended June 30, 2014
Commodity contracts	Net realized gain (loss) on futures contracts	$692,003	$—
	Net change in unrealized appreciation/depreciation on futures contracts	—	167,884

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

The following table summarizes the valuation of the Trust’s investments by the fair value hierarchy levels as of June 30, 2014 and December 31, 2013:

	Level 1	Level 2	Level 3	Total
June 30, 2014
Futures contracts(a)	$142,868	$—	$—	$142,868
U.S. Treasury bills	—	13,069,212	—	13,069,212

December 31, 2013
Futures contracts(a)	$(25,016)	$—	$—	$(25,016)
U.S. Treasury bills	—	12,224,010	—	12,224,010

(a)     Futures contracts are valued at unrealized appreciation (depreciation).

11 - Subsequent Events

In connection with the preparation of the financial statements of the Trust as of and for the period ended June 30, 2014, management has evaluated the impact of all subsequent events on the Trust through the date the financial statements were issued and has determined that there were no subsequent events requiring adjustment or disclosure in the financial statements, except as set forth below.

Effective July 1, 2014, Bloomberg Indexes has assumed sole responsibility for the governance, calculation, distribution and licensing of the Dow Jones-UBS Commodity Index family, which has been rebranded as the Bloomberg Commodity Index family. In connection with the rebrand of the Bloomberg Commodity Index family, effective July 1, 2014, the Trust has changed its name from iShares® Dow Jones-UBS Roll Select Commodity Index Trust to iShares® Commodity Optimized Trust.

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

Introduction

The iShares® Commodity Optimized Trust (formerly known as the iShares® Dow Jones-UBS Roll Select Commodity Index Trust), or the “Trust,” is a Delaware statutory trust that issues units of beneficial interest (“Shares”) representing fractional undivided beneficial interests in its net assets. The Trust holds long positions in exchange-traded index futures contracts of various expirations, or “Index Futures” on the Bloomberg Roll Select Commodity Index  (formerly known as the Dow Jones-UBS Roll Select Commodity Index), or the “Bloomberg Roll Select CI,” together with cash, U.S Treasury securities or other short-term and similar securities that are eligible as margin deposits for the Trust’s Index Future positions, referred to as “Collateral Assets.” The Index Futures held by the Trust are listed on the Chicago Mercantile Exchange (the “CME”). The Trust seeks to track the results of a fully collateralized investment in futures contracts on an index composed of a diversified group of commodities futures which attempts to minimize contango and maximize backwardation. The Trust seeks to track the investment returns of the Bloomberg Roll Select Commodity Total Return Index (formerly known as the Dow Jones-UBS Roll Select Commodity Index Total Return), or the “Index,” before payment of the Trust’s expenses and liabilities. The Index is intended to reflect the performance of a diversified group of commodities, while also seeking to minimize the effect of contango and maximize the effect of backwardation in connection with periodically switching or “rolling” into new futures contracts.

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

The Trustee values the Trust’s long positions in Index Futures on the basis of that day’s announced CME settlement prices for the Index Futures held by the Trust. The value of the Trust’s positions in any particular Index Futures of any particular expiration will equal the product of (a) the number of such Index Futures of such expiration owned by the Trust, (b) the settlement price of such Index Futures on the date of calculation and (c) the multiplier of such Index Futures. If there is no announced CME settlement price for a particular Index Future on a Business Day, the Trustee uses the most recently announced CME settlement price unless the Trustee, in consultation with the Sponsor, determines that such price is inappropriate as a basis for valuation. The daily settlement price for each the Index Futures currently held by the Trust is established on each trading day by the CME shortly after the close of trading for such Index Future, which is generally 2:40 p.m. (New York time).

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

Results of Operations

The Quarter Ended June 30, 2014

The Trust’s net asset value increased from $13,328,296 at March 31, 2014 to $13,403,659 at June 30, 2014. The increase in the Trust’s net asset value resulted primarily from a net gain.

Net gain for the quarter ended June 30, 2014 was $75,363, resulting from a net investment loss of $26,171 and a net realized and unrealized gain of $101,534. For the quarter ended June 30, 2014, the Trust had a net realized gain of $9 on short-term investments and a net realized and unrealized gain of $101,525 on futures contracts. Other than the Sponsor’s fees of $25,223 and brokerage commissions and fees of $2,535, the Trust had no expenses during the quarter.

The Six Months Ended June 30, 2014

The Trust’s net asset value increased from $12,594,593 at December 31, 2013 to $13,403,659 at June 30, 2014. The increase in the Trust’s net asset value resulted primarily from a net gain.

Net gain for the six months ended June 30, 2014 was $809,066, resulting from a net investment loss of $50,872 and a net realized and unrealized gain of $859,938. For the six months ended June 30, 2014, the Trust had a net realized gain of $51 on short-term investments and a net realized and unrealized gain of $859,887 on futures contracts. Other than the Sponsor’s fees of $49,184 and brokerage commissions and fees of $5,076, the Trust had no expenses during the period.

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

Market Risk

The Trust holds Index Future positions and Collateral Assets to satisfy applicable margin requirements on those Index Future positions. Because of this limited diversification of the Trust’s assets, fluctuations in the value of the Index Futures are expected to directly affect the value of the Shares. The value of the Index Futures is expected to track generally the Bloomberg Roll Select CI, although this correlation may not be exact. The Bloomberg Roll Select CI, in turn, reflects the value of a diversified group of commodities, while also seeking to minimize the effect of contango and maximize the effect of backwardation in connection with periodically switching or “rolling” into new futures contracts. The Trust’s exposure to market risk will be influenced by a number of factors, including the lack of liquidity of the Index Future market and activities of other market participants.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Quantitative Disclosure

The Trust is exposed to commodity price risk through the Trust’s holdings of Index Futures. The following table provides information about the Trust’s futures contract positions, which are sensitive to changes in commodity prices. As of June 30, 2014, the Trust’s open Index Future positions (long) were as follows:

Number of Contracts:	422
Expiration Date:	September 2014
Weighted-Average Price per Contract:	$313.91
Notional Amount (Fair Value):	$13,390,060

The notional amount is calculated using the settlement price for the Index Futures on the CME on June 30, 2014, which was $317.30 per contract, and the $100 multiplier applicable under the contract terms.

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

The Trust will not engage in any activities designed to obtain a profit from, or ameliorate losses caused by, changes in the level of the Index or the Bloomberg Roll Select CI, or the value of any Collateral Assets. The Trust’s exposure to market risk may be influenced by a number of factors, including the lack of liquidity of the Index Future market and activities of other market participants.

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

c)	No redemption of Shares occurred during the quarter ended June 30, 2014.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Description
3.1	Restated Certificate of Trust is incorporated by reference to Exhibit 3.1 filed with Current Report on Form 8-K on July 7, 2014

4.1	Amended and Restated Trust Agreement is incorporated by reference to Exhibit 4.1 filed with Current Report on Form 8-K on July 7, 2014

4.2	Form of Authorized Participant Agreement is incorporated by reference to Exhibit 4.2 filed with Post-Effective Amendment No. 1 to Registration Statement No. 333-178376 on April 2, 2014

10.1	Investment Advisory Agreement is incorporated by reference to Exhibit 10.1 filed with Pre-Effective Amendment No. 5 to Registration Statement No. 333-178376 on August 2, 2013

10.2	Institutional Futures Customer Agreement is incorporated by reference to Exhibit 10.2 filed with Pre-Effective Amendment No. 5 to Registration Statement No. 333-178376 on August 2, 2013

10.3	Form of Service Module for Custodial Services is incorporated by reference to Exhibit 10.3 filed with Pre-Effective Amendment No. 3 to Registration Statement No. 333-178376 on July 1, 2013

10.4

Form of Service Module for Fund Administration and Accounting Services is incorporated by reference to Exhibit 10.4 filed with Pre-Effective Amendment No. 3 to Registration Statement No. 333-178376 on July 1, 2013

10.5	Form of Master Services Agreement is incorporated by reference to Exhibit 10.5 filed with Pre-Effective Amendment No. 3 to Registration Statement No. 333-178376 on July 1, 2013

10.6	Form of Control Agreement is incorporated by reference to Exhibit 10.6 filed with Pre-Effective Amendment No. 3 to Registration Statement No. 333-178376 on July 1, 2013

31.1	Certification by Principal Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended

31.2	Certification by Principal Financial Officer Pursuant to 13a-14(a) under the Securities Exchange Act of 1934, as amended

32.1	Certification by Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification by Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

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

iShares® Delaware Trust Sponsor LLC

Sponsor of the iShares® Commodity Optimized Trust (registrant)

/s/ Patrick J. Dunne

Patrick J. Dunne

President and Chief Executive Officer

(Principal executive officer)

Date:	August 8, 2014

/s/ Jack Gee

Jack Gee

Chief Financial Officer

(Principal financial and accounting officer)

Date:	August 8, 2014

*     The registrant is a trust and the persons are signing in their capacities as officers of iShares® Delaware Trust Sponsor LLC, the Sponsor of the registrant.