Form 10-Q
period 2014-09-30
iSHARES COMMODITY OPTIMIZED TRUST
filed 2014-11-07
CIK 1535365

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2014

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

		Page
PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)	1

	Statements of Financial Condition at September 30, 2014 and December 31, 2013	1

	Statements of Operations for the three and nine months ended September 30, 2014 and for the period from August 8, 2013 (commencement of operations) to September 30, 2013	2

	Statements of Changes in Shareholders’ Capital for the nine months ended September 30, 2014 and for the period from August 8, 2013 (commencement of operations) to December 31, 2013	3

	Statement of Cash Flows for the nine months ended September 30, 2014 and for the period from August 8, 2013 (commencement of operations) to September 30, 2013	4

	Schedules of Investments at September 30, 2014 and December 31, 2013	5

	Notes to Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	13

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	16

Item 4.	Controls and Procedures	17

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings	18

Item 1A.	Risk Factors	18

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	18

Item 3.	Defaults Upon Senior Securities	18

Item 4.	Mine Safety Disclosures	18

Item 5.	Other Information	18

Item 6.	Exhibits	19

SIGNATURES		20

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

iShares® Commodity Optimized Trust

Statements of Financial Condition (Unaudited)

At September 30, 2014 and December 31, 2013

	September 30, 2014	December 31, 2013
Assets
Current Assets
Cash and cash equivalents	$279,037	$51,845
Cash and cash equivalents held at brokers (restricted)	535,000	445,000
Short-term investments(a)	16,124,645	12,224,010
Total Assets	$16,938,682	$12,720,855

Liabilities and Shareholders’ Capital
Current Liabilities
Payable for variation margin on open futures contracts (Note 9)	$238,544	$118,719
Sponsor’s fees payable	10,114	7,543
Total Liabilities	248,658	126,262
Commitments and Contingent Liabilities (Note 7)	—	—
Shareholders’ Capital
Shares, no par value, unlimited amount authorized (at redemption value) – 350,000 issued and outstanding at September 30, 2014 and 250,000 issued and outstanding at December 31, 2013	16,690,024	12,594,593
Total Shareholders’ Capital	16,690,024	12,594,593
Total Liabilities and Shareholders’ Capital	$16,938,682	$12,720,855

Net asset value per Share	$47.69	$50.38

(a)     Cost of short-term investments at September 30, 2014 and December 31, 2013: $16,124,645 and $12,224,010, respectively.

See notes to financial statements.

iShares® Commodity Optimized Trust

Statements of Operations (Unaudited)

For the three and nine months ended September 30, 2014

and the period from August 8, 2013 (commencement of operations) to September 30, 2013

	Three Months Ended September 30, 2014	Nine Months Ended September 30, 2014	Period from August 8, 2013 (commencement of operations) to September 30, 2013
Investment Income
Interest	$1,308	$4,696	$331
Total investment income	1,308	4,696	331
Expenses
Sponsor’s fees	28,828	78,012	5,608
Brokerage commissions and fees	3,285	8,361	1,020
Total expenses	32,113	86,373	6,628
Net investment loss	(30,805)	(81,677)	(6,297)
Net Realized and Unrealized Gain (Loss)
Net realized gain on short-term investments	54	105	192
Net realized gain (loss) on futures contracts	(1,022,688)	(330,685)	108,630
Net change in unrealized appreciation/depreciation on futures contracts	(755,357)	(587,473)	(16,490)
Net realized and unrealized gain (loss)	(1,777,991)	(918,053)	92,332
Net gain (loss)	$(1,808,796)	$(999,730)	$86,035
Net gain (loss) per Share	$(5.98)	$(3.73)	$0.86
Weighted-average Shares outstanding	302,717	267,766	100,000

See notes to financial statements.

iShares® Commodity Optimized Trust

Statements of Changes in Shareholders’ Capital (Unaudited)

For the nine months ended September 30, 2014

and the period from August 8, 2013 (commencement of operations) to December 31, 2013

	Nine Months Ended September 30, 2014	Period from August 8, 2013 (commencement of operations) to December 31, 2013
Shareholders’ Capital, Beginning of Period	$12,594,593	$—
Contributions	5,095,161	12,467,032
Net investment loss	(81,677)	(22,327)
Net realized gain on short-term investments	105	187
Net realized gain (loss) on futures contracts	(330,685)	174,717
Net change in unrealized appreciation/depreciation on futures contracts	(587,473)	(25,016)
Shareholders’ Capital, End of Period	$16,690,024	$12,594,593

See notes to financial statements.

iShares® Commodity Optimized Trust

Statements of Cash Flows (Unaudited)

For the nine months ended September 30, 2014

and the period from August 8, 2013 (commencement of operations) to September 30, 2013

	Nine Months Ended September 30, 2014	Period from August 8, 2013 (commencement of operations) to September 30, 2013
Cash Flows from Operating Activities
Net gain (loss)	$(999,730)	$86,035
Adjustments to reconcile net gain (loss) to net cash used in operating activities:
Purchases of short-term investments	(58,231,490)	(10,099,143)
Sales/maturities of short-term investments	54,335,656	5,124,907
Accretion of discount	(4,696)	(331)
Net realized gain on short-term investments	(105)	(192)
Change in operating assets and liabilities:
Cash and cash equivalents held at brokers (restricted)	(90,000)	—
Due from brokers	—	(449)
Payable for variation margin on open futures contracts	119,825	28,050
Sponsor’s fees payable	2,571	3,175
Net cash used in operating activities	(4,867,969)	(4,857,948)
Cash Flows from Financing Activities
Contributions	5,095,161	5,000,000
Net cash provided by financing activities	5,095,161	5,000,000
Net increase in cash and cash equivalents	227,192	142,052
Cash and Cash Equivalents
Beginning of period	51,845	—
End of period	$279,037	$142,052

See notes to financial statements.

iShares® Commodity Optimized Trust

Schedules of Investments (Unaudited)

At September 30, 2014 and December 31, 2013

September 30, 2014

Face Amount	Security Description	Fair Value
	United States Treasury bills:
$2,750,000	0.03% due 10/23/14	$2,749,950
250,000	0.03% due 11/06/14	249,992
3,000,000	0.03% due 11/20/14	2,999,864
75,000	0.03% due 11/28/14	74,997
52,000	0.03% due 12/04/14	51,998
8,000,000	0.05% due 03/12/15	7,998,290
2,000,000	0.05% due 03/19/15	1,999,554
	Total United States Treasury bills (cost: $16,124,645) – 96.61%(a)	$16,124,645

(a)     Percentage is based on shareholders’ capital.

As of September 30, 2014, open futures contracts were as follows:

Number of Contracts	Expiration Date	Current Notional Amount	Net Unrealized Depreciation
589	December 2014	$16,662,810	$612,489

December 31, 2013

Face Amount	Security Description	Fair Value
	United States Treasury bills:
$150,000	0.03% due 01/09/14	$149,999
4,500,000	0.02% due 02/20/14	4,499,881
7,575,000	0.04% - 0.07% due 03/06/14	7,574,130
	Total United States Treasury bills (cost: $12,224,010) – 97.06%(a)	$12,224,010

(a)     Percentage is based on shareholders’ capital.

As of December 31, 2013, open futures contracts were as follows:

Number of Contracts	Expiration Date	Current Notional Amount	Net Unrealized Depreciation
424	March 2014	$12,570,328	$25,016

See notes to financial statements.

iShares® Commodity Optimized Trust

Notes to Financial Statements (Unaudited)

September 30, 2014

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

The accompanying unaudited financial statements were prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") for interim financial information and with the instructions for Form 10-Q and the rules and regulations of the U.S. Securities and Exchange Commission (the "SEC"). In the opinion of management, all material adjustments, consisting only of normal recurring adjustments, considered necessary for a fair statement of the interim period financial statements have been made. Interim period results are not necessarily indicative of results for a full-year period. These financial statements and the notes thereto should be read in conjunction with the Trust’s financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2013, as filed with the SEC on February 28, 2014.

The Trust qualifies as an investment company for accounting purposes and follows the accounting and reporting guidance under the Financial Accounting Standards Board ("FASB") Accounting Standards Codification Topic 946, Financial Services – Investment Companies, but is not registered, and is not required to be registered, under the Investment Company Act of 1940, as amended.

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

As of September 30, 2014 and December 31, 2013, the Trust had cash and cash equivalents held at brokers of $535,000 and $445,000, respectively, which were posted as margin for the Trust’s Index Future positions.

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

The Sponsor has reviewed the tax positions as of September 30, 2014, inclusive of the open tax year, and has determined that no provision for income tax is required in the Trust’s financial statements.

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

Share activity was as follows:

	Nine Months Ended September 30, 2014		Period from August 8, 2013 (commencement of operations) to December 31, 2013
	Shares	Amount	Shares	Amount
Shares issued	100,000	$5,095,161	250,000	$12,467,032
Shares redeemed	—	—	—	—
Net increase	100,000	$5,095,161	250,000	$12,467,032

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

8 - Financial Highlights

The following financial highlights relate to investment performance and operations for a Share outstanding for the three and nine months ended September 30, 2014 and the period from August 8, 2013 (commencement of operations) to September 30, 2013.

	Three Months Ended September 30, 2014	Nine Months Ended September 30, 2014	Period from August 8, 2013 (commencement of operations) to September 30, 2013
Net asset value per Share, beginning of period	$53.61	$50.38	$50.00

Net investment loss(a)	(0.10)	(0.31)	(0.06)
Net realized and unrealized gain (loss)(b)	(5.82)	(2.38)	0.92
Net increase (decrease) in net assets from operations	(5.92)	(2.69)	0.86
Net asset value per Share, end of period	$47.69	$47.69	$50.86

Total return, at net asset value(c)	(11.04)%	(5.34)%	1.72%

Ratio to average net assets:
Net investment loss(d)	(0.80)%	(0.78)%	(0.83)%
Expenses(d)	0.83%	0.83%	0.87%

(a)     Based on average Shares outstanding during the period.

(b)     The amounts reported for a Share outstanding may not accord with the change in aggregate gains and losses on investments for the period due to the timing of Trust Share transactions in relation to the fluctuating fair values of the Trust's underlying investments.

(c)     Based on the change in net asset value of a Share during the period. Percentage is not annualized.

(d)     Percentage is annualized.

9 - Investing in Index Futures

Substantially all of the Trust’s assets are invested in Index Futures. The Index Futures’ settlement value at expiration is based on the value of Bloomberg Roll Select CI at that time. Therefore, the value of the Trust will fluctuate based upon the value of the Bloomberg Roll Select CI and the prices of the futures contracts and commodities underlying the Bloomberg Roll Select CI. The commodities markets have historically been extremely volatile. For the nine months ended September 30, 2014 and the period from August 8, 2013 (commencement of operations) to December 31, 2013, the average month-end notional amounts of open Index Futures were $13,930,085 and $6,301,988, respectively.

The following table shows the variation margin on open futures contracts, by risk exposure category, on the Statements of Financial Condition as of September 30, 2014 and December 31, 2013:

	Asset Derivatives	Fair Value	Liability Derivatives	Fair Value
September 30, 2014
Commodity contracts	Receivable for variation margin on open futures contracts	$—	Payable for variation margin on open futures contracts	$238,544

December 31, 2013
Commodity contracts	Receivable for variation margin on open futures contracts	$—	Payable for variation margin on open futures contracts	$118,719

The following table shows the effect of the futures contracts, by risk exposure category, on the Statements of Operations for the three and nine months ended September 30, 2014 and the period from August 8, 2013 (commencement of operations) to September 30, 2013:

	Statement of Operations Location	Realized Gain (Loss)	Change in Unrealized Appreciation/Depreciation
Three Months Ended September 30, 2014
Commodity contracts	Net realized gain (loss) on futures contracts	$(1,022,688)	$—
	Net change in unrealized appreciation/depreciation on futures contracts	—	(755,357)

Nine Months Ended September 30, 2014
Commodity contracts	Net realized gain (loss) on futures contracts	$(330,685)	$—
	Net change in unrealized appreciation/depreciation on futures contracts	—	(587,473)

Period Ended September 30, 2013
Commodity contracts	Net realized gain (loss) on futures contracts	$108,630	$—
	Net change in unrealized appreciation/depreciation on futures contracts	—	(16,490)

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

The following table summarizes the valuation of the Trust’s investments by the fair value hierarchy levels as of September 30, 2014 and December 31, 2013:

	Level 1	Level 2	Level 3	Total
September 30, 2014
Futures contracts(a)	$(612,489)	$—	$—	$(612,489)
U.S. Treasury bills	—	16,124,645	—	16,124,645

December 31, 2013
Futures contracts(a)	$(25,016)	$—	$—	$(25,016)
U.S. Treasury bills	—	12,224,010	—	12,224,010

(a)     Shown at the unrealized appreciation (depreciation) on the contracts.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This information should be read in conjunction with the financial statements and notes to financial statements included in Item 1 of Part I of this Form 10-Q. The discussion and analysis that follows may contain statements that relate to future events or future performance. In some cases, such forward-looking statements can be identified by terminology such as “may,” “should,” "could," “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential” or the negative of these terms or other comparable terminology. None of the Trust, the Sponsor, the Advisor, the Trustee or the Delaware Trustee assumes responsibility for the accuracy or completeness of any forward-looking statements. Except as required by applicable disclosure laws, none of the Trust, the Sponsor, the Advisor, the Trustee or the Delaware Trustee is under a duty to update any of the forward-looking statements to conform such statements to actual results or to a change in expectations or predictions.

Introduction

The iShares® Commodity Optimized Trust (formerly known as the iShares® Dow Jones-UBS Roll Select Commodity Index Trust), or the “Trust,” is a Delaware statutory trust that issues units of beneficial interest (“Shares”) representing fractional undivided beneficial interests in its net assets. The Trust holds long positions in exchange-traded index futures contracts of various expirations, or “Index Futures” on the Bloomberg Roll Select Commodity Index (formerly known as the Dow Jones-UBS Roll Select Commodity Index), or the "Bloomberg Roll Select CI," together with cash, U.S Treasury securities or other short-term and similar securities that are eligible as margin deposits for the Trust’s Index Future positions, referred to as “Collateral Assets.” The Index Futures held by the Trust are listed on the Chicago Mercantile Exchange (the “CME”). The Trust seeks to track the results of a fully collateralized investment in futures contracts on an index composed of a diversified group of commodities futures which attempts to minimize contango and maximize backwardation. The Trust seeks to track the investment returns of the Bloomberg Roll Select Commodity Total Return Index (formerly known as the Dow Jones-UBS Roll Select Commodity Index Total Return), or the "Index," before payment of the Trust’s expenses and liabilities. The Index is intended to reflect the performance of a diversified group of commodities, while also seeking to minimize the effect of contango and maximize the effect of backwardation in connection with periodically switching or “rolling” into new futures contracts.

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

Results of Operations

The Quarter Ended September 30, 2014

The Trust’s net asset value increased from $13,403,659 at June 30, 2014 to $16,690,024 at September 30, 2014. The increase in the Trust’s net asset value resulted primarily from an increase in outstanding Shares, which rose from 250,000 Shares at June 30, 2014 to 350,000 Shares at September 30, 2014, a consequence of 100,000 Shares (2 Baskets) being created during the quarter. The Trust’s net asset value was partially offset by a net loss.

Net loss for the quarter ended September 30, 2014 was $1,808,796, resulting from a net investment loss of $30,805 and a net realized and unrealized loss of $1,777,991. For the quarter ended September 30, 2014, the Trust had a net realized gain of $54 on short-term investments and a net realized and unrealized loss of $1,778,045 on futures contracts. Other than the Sponsor’s fees of $28,828 and brokerage commissions and fees of $3,285, the Trust had no expenses during the quarter.

The Nine Months Ended September 30, 2014

The Trust’s net asset value increased from $12,594,593 at December 31, 2013 to $16,690,024 at September 30, 2014. The increase in the Trust’s net asset value resulted primarily from an increase in outstanding Shares, which rose from 250,000 Shares at December 31, 2013 to 350,000 Shares at September 30, 2014, a consequence of 100,000 Shares (2 Baskets) being created during the period. The Trust’s net asset value was partially offset by a net loss.

Net loss for the nine months ended September 30, 2014 was $999,730, resulting from a net investment loss of $81,677 and a net realized and unrealized loss of $918,053. For the nine months ended September 30, 2014, the Trust had a net realized gain of $105 on short-term investments and a net realized and unrealized loss of $918,158 on futures contracts. Other than the Sponsor’s fees of $78,012 and brokerage commissions and fees of $8,361, the Trust had no expenses during the period.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Quantitative Disclosure

The Trust is exposed to commodity price risk through the Trust’s holdings of Index Futures. The following table provides information about the Trust’s futures contract positions, which are sensitive to changes in commodity prices. As of September 30, 2014, the Trust’s open Index Future positions (long) were as follows:

Number of Contracts:	589
Expiration Date:	December 2014
Weighted-Average Price per Contract:	$293.30
Notional Amount (Fair Value):	$16,662,810

The notional amount is calculated using the settlement price for the Index Futures on the CME on September 30, 2014, which was $282.90 per contract, and the $100 multiplier applicable under the contract terms.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

a)	None.

b)	Not applicable.

c)	No redemption of Shares occurred during the quarter ended September 30, 2014.

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

10.5	Form of Master Services Agreement is incorporated by reference to Exhibit 10.5 filed with Pre-Effective Amendment No. 3 to Registration Statement No. 333-178376 on July 1, 2013

10.6	Form of Control Agreement is incorporated by reference to Exhibit 10.6 filed with Pre-Effective Amendment No. 3 to Registration Statement No. 333-178376 on July 1, 2013

31.1	Certification by Principal Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended

31.2	Certification by Principal Financial Officer Pursuant to 13a-14(a) under the Securities Exchange Act of 1934, as amended

32.1	Certification by Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification by Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned in the capacities* indicated, thereunto duly authorized.

iShares® Delaware Trust Sponsor LLC,

Sponsor of the iShares® Commodity Optimized Trust (registrant)

/s/ Patrick J. Dunne

Patrick J. Dunne

President and Chief Executive Officer

(Principal executive officer)

Date:	November 7, 2014

/s/ Jack Gee

Jack Gee

Chief Financial Officer

(Principal financial and accounting officer)

Date:	November 7, 2014

*     The registrant is a trust and the persons are signing in their capacities as officers of iShares® Delaware Trust Sponsor LLC, the Sponsor of the registrant.