Form 10-K
period 2014-12-31
iSHARES COMMODITY OPTIMIZED TRUST
filed 2015-02-27
CIK 1535365

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2014

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

As of June 30, 2014, the aggregate market value of the shares held by non-affiliates was approximately $13,505,000.

DOCUMENTS INCORPORATED BY REFERENCE:

None.

THE FINANCIAL STATEMENT SCHEDULES CONTAINED IN PART IV OF THIS FORM 10-K CONSTITUTE THE ANNUAL REPORT WITH RESPECT TO THE TRUST FOR PURPOSES OF CFTC RULE 4.22(C) (THE “CFTC ANNUAL REPORT”).

PART I

Item 1. Business.

Summary

The iShares® Commodity Optimized Trust (formerly known as the iShares® Dow Jones-UBS Roll Select Commodity Index Trust), or the “Trust,” is a Delaware statutory trust that issues units of beneficial interest (“Shares”) representing fractional undivided beneficial interests in its net assets. The Trust’s assets consist of long positions in exchange-traded index futures contracts of various expirations, called “Index Futures,” on the Bloomberg Roll Select Commodity Index (formerly known as the Dow Jones-UBS Roll Select Commodity Index), or the “Bloomberg Roll Select CI,” together with “Collateral Assets” consisting of cash, U.S. Treasury securities or other short-term securities and similar securities that are eligible as margin deposits for those Index Future positions.

iShares® Delaware Trust Sponsor LLC, a Delaware limited liability company, is the sponsor of the Trust (the “Sponsor“). BlackRock Institutional Trust Company, N.A. is the “Trustee” of the Trust. The Trust is a commodity pool, as defined in the Commodity Exchange Act (the “CEA”) and the applicable regulations of the Commodity Futures Trading Commission (the “CFTC”), and is operated by the Sponsor, a commodity pool operator registered with the CFTC. BlackRock Fund Advisors (the “Advisor”), an indirect subsidiary of BlackRock, Inc., serves as the commodity trading advisor of the Trust and is registered with the CFTC. The Trust is not an investment company registered under the Investment Company Act of 1940, as amended (the “Investment Company Act”). The Trust has delegated day-to-day administration of the Trust to the Trustee. The Trustee has delegated certain day-to-day administrative functions of the Trustee to State Street Bank and Trust Company (the “Trust Administrator”). Wilmington Trust, National Association, a Delaware banking corporation, serves as the “Delaware Trustee” of the Trust.

The Trust intends to offer Shares on a continuous basis. The Trust issues and redeems Shares only in one or more blocks of 50,000 Shares (“Baskets“). Only institutions that enter into an agreement with the Trust to become “Authorized Participants” may purchase or redeem Baskets, in exchange for Index Futures and Collateral Assets with an aggregate value equal to the net asset value per Share, or “NAV” of the Shares being purchased or redeemed. Owners of beneficial interest in Shares (“Shareholders”) who are not Authorized Participants have no right to redeem their Shares. In order to liquidate their investment in the Shares, Shareholders who are not Authorized Participants must generally sell their Shares in the secondary market, assuming that demand for their Shares exists. The price obtained by the Shareholders for the Shares may be less than the NAV of those Shares.

The activities of the Trust are generally limited to:

(1)	issuing Baskets in exchange for Index Futures and cash (or, in the discretion of the Sponsor, other Collateral Assets);

(2)	consistent with its investment objective, establishing, maintaining and closing out positions in Index Futures and acquiring, holding and disposing of corresponding Collateral Assets;

(3)	paying out of its assets any expenses and liabilities of the Trust not assumed by the Sponsor; and

(4)	delivering proceeds consisting of Index Futures, cash and other Collateral Assets in exchange for Baskets surrendered for redemption.

The Trust is a passive investor in Index Futures and the Collateral Assets held to satisfy applicable margin requirements on those Index Future positions. The Advisor acts as the commodity trading advisor for the Trust, and is authorized to transact in Index Futures and acquire and dispose of the related Collateral Assets on the Trust’s behalf. The Trust does not engage in any activities designed to obtain a profit from, or to ameliorate losses caused by, changes in the level of the Bloomberg Roll Select Commodity Total Return Index (formerly known as the Dow Jones-UBS Roll Select Commodity Index Total Return) (the “Index“) or the Bloomberg Roll Select CI or the value of the Collateral Assets. To the extent that the Trust accepts cash proceeds in connection with the creation of Shares, the Trust will use that cash to purchase additional Index Futures and Collateral Assets, in an amount that the Advisor determines will enable the Trust to achieve investment results that correspond with the Index. At any time when Index Futures of more than one expiration are listed on the Chicago Mercantile Exchange, the “CME” or the “Exchange,” the Sponsor will determine, pursuant to the terms of the Trust’s trust agreement, which Index Futures will be transferred in connection with either the creation or redemption of Baskets.

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

Investment Objective of the Trust

The Trust seeks to track the results of a fully collateralized investment in futures contracts on an index composed of a diversified group of commodities futures which attempts to minimize contango and maximize backwardation. The Trust seeks to track the investment returns of the Index before payment of the Trust’s expenses and liabilities. The Trust holds long positions in Index Futures whose settlement value at expiration is determined based on the value of the Bloomberg Roll Select CI at that time. The Trust also earns interest on its non-cash Collateral Assets.

The Bloomberg Roll Select CI incorporates the economic effect of “rolling” the contracts included in the applicable index. “Rolling” a futures contract means closing out a position in an expiring futures contract and establishing an equivalent position in a replacement futures contract on the same commodity. Markets for futures contracts can be in “backwardation,” which means that futures contracts with distant delivery months are priced lower than those with nearer delivery months, or can exhibit “contango,” which means that futures contracts with distant delivery months are priced higher than those with nearer delivery months. The Bloomberg Roll Select CI employs a “rolling” methodology that seeks to minimize the effect of contango and maximize the effect of backwardation by selecting replacement futures contracts that exhibit the most backwardation or least contango among those eligible futures contracts with delivery months of up to 273 calendar days until expiration.

The Index, in turn, reflects the return of the Bloomberg Roll Select CI, together with the return on specified U.S. Treasury securities that are deemed to have been held to collateralize a hypothetical long position in the futures contracts comprising the Bloomberg Roll Select CI. The Index and the Bloomberg Roll Select CI are calculated based on the same commodities, though not always the same futures contracts, that are included in the Bloomberg Commodity Index, or the “Bloomberg CI,” which is a liquidity- and production-weighted index of the prices of a diversified group of futures contracts on physical commodities. The Bloomberg CI, the Bloomberg Roll Select CI and the Index are administered, calculated and published by Bloomberg Finance L.P. and its affiliates, or “Bloomberg,” who is also referred to in this report as the “Index Administrator” of the Bloomberg CI, the Bloomberg Roll Select CI and the Index. Certain intellectual property and other rights relating to the Bloomberg CI and related indices are owned by UBS Securities LLC, or “UBS Securities,” including the right to remove Bloomberg as Index Administrator, and Bloomberg and UBS Securities are collectively referred to as the “Index Providers.”

When establishing positions in Index Futures, the Trust is required to deposit initial margin with a value of approximately 3% to 10% of the value of each Index Future position at the time it is established. These margin requirements are subject to change from time to time by the Exchange or UBS Securities, the clearing futures commission merchant (the “Clearing FCM”). Margin requirements established by the Clearing FCM may exceed minimum levels established by the Exchange. On a daily basis, the Trust is obligated to pay, or entitled to receive, variation margin in an amount equal to the change in the daily settlement level of its Index Future positions. If the daily settlement level causes the value of the Trust’s Index Future positions to decrease, the Trust is required to post variation margin with the Clearing FCM. Conversely, if the daily settlement level causes the value of the Trust’s Index Future positions to increase, the Trust’s account with the Clearing FCM receives variation margin in an amount equal to the increase.

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

Secondary Market Trading

While the Trust anticipates that the price of the Shares will fluctuate in a manner that reflects changes in the Trust’s net asset value over time, at any given time the Shares may trade at, above or below their NAV. The NAV fluctuates primarily with changes in the market value of Index Futures. The NAV may also be affected as a result of fluctuations in the value of Collateral Assets, but this fluctuation is not expected to be significant because the Collateral Assets are expected to consist of cash and U.S. Treasury securities. The trading price of the Shares fluctuates in accordance with changes in their NAV, intraday changes in the value of the Index Futures and market supply and demand. The amount of the discount or premium in the trading price relative to the NAV may be influenced by non-concurrent trading hours between NYSE Arca, Inc. (“NYSE Arca”), the exchange on which the Shares trade, the Exchanges on which Index Futures trade and the principal commodities markets on which the futures contracts in the Bloomberg Roll Select CI trade. While the Shares are expected to trade on NYSE Arca until 4:00 p.m. (New York time), liquidity in the markets for the Index Futures and the futures contracts underlying the Bloomberg Roll Select CI is expected to be reduced whenever the principal markets for these contracts are closed. As a result, trading spreads, and the resulting premium or discount on the Shares, may widen during these “gaps” in market trading hours.

Valuation of Index Futures; Computation of the Trust’s Net Asset Value

The Sponsor has the exclusive authority to determine the net asset value of the Trust and the NAV, which it has delegated to the Trustee under the Trust’s trust agreement. The Trustee determines the net asset value of the Trust and the NAV as of 4:00 p.m. (New York time), on each Business Day on which NYSE Arca is open for regular trading, as soon as practicable after that time. A “Business Day” is a day (1) on which none of the following occurs: (a) NYSE Arca is closed for regular trading, (b) the CME is closed for regular trading or (c) the Federal Reserve wire transfer system is closed for cash wire transfers, or (2) that the Trustee determines that it is able to conduct business.

The Trustee values the Trust’s long positions in Index Futures on the basis of that day’s announced CME settlement prices for the Index Futures held by the Trust. The value of the Trust’s positions in any particular Index Future equals the product of (a) the number of such Index Futures owned by the Trust, (b) the settlement price of such Index Future on the date of calculation and (c) the multiplier of such Index Future. If there is no announced CME settlement price for a particular Index Future on a Business Day, the Trustee uses the most recently announced CME settlement price unless the Trustee, in consultation with the Sponsor, determines that such price is inappropriate as a basis for valuation. The daily settlement price for each Index Future currently held by the Trust is established by the CME shortly after the close of trading for such Index Future, which is generally 2:40 p.m. (New York time).

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

Trust Expenses

The Sponsor has agreed under the trust agreement to pay the following administrative, operational and marketing expenses:

(1)	the fees of the Trustee, the Delaware Trustee, the Advisor and their respective agents;

(2)	NYSE Arca listing fees;

(3)	printing and mailing costs;

(4)	audit fees;

(5)	fees for registration of the Shares with the SEC;

(6)	tax reporting costs;

(7)	license fees; and

(8)	legal expenses relating to the Trust of up to $100,000 annually.

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

The following expenses are paid out of the assets of the Trust:

●	any expenses of the Trust (including the Sponsor’s Fee) that are not assumed by the Sponsor;

●	any taxes and other governmental charges that may fall on the Trust or its property;

●

any expenses of any extraordinary services performed by the Trustee or the Sponsor on behalf of the Trust or expense of any action taken by the Trustee or the Sponsor to protect the Trust and the rights and interests of holders of the Shares; and

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

The Trustee, at the direction of the Sponsor, may liquidate the Trust’s property from time to time as necessary to permit payment of the fees and expenses that the Trust is required to pay. The Trustee is not responsible for any depreciation or loss incurred by reason of the liquidation of Trust property made in compliance with the Trust’s trust agreement.

Creations of Baskets

The Trust intends to offer Shares on a continuous basis on each Business Day, but issuances of new Shares may be suspended at any time. Shares may be offered only in Baskets of 50,000 Shares. Baskets are typically issued only in exchange for an amount of Index Futures and cash (or, in the discretion of the Sponsor, other Collateral Assets) equal to the “Basket Amount” for the Business Day on which the creation order was received by the Trustee. The Basket Amount for a Business Day has a per Share value equal to the NAV as of such day, and the assets included in the Basket Amount are valued in the same manner and on the same basis as the Trust’s NAV calculations for its assets. Creation orders received after 2:40 p.m. (New York time) are not deemed to be received until the following Business Day. In limited circumstances and subject to the approval of the Trustee, Baskets may be created for cash equal to the NAV of the Shares constituting a Basket as determined on the date the related creation order was received, plus the costs incurred by the Trust in establishing the corresponding Index Future positions and acquiring the related Collateral Assets. Creation orders for Baskets paid for solely in cash that are received after 10:00 a.m. (New York time) will be deemed received as of the following Business Day. The Trustee notifies the Authorized Participants of the Basket Amount on each Business Day.

Before the Trust issues any Baskets to an Authorized Participant, that Authorized Participant must deliver to the Trustee a creation order indicating the number of Baskets it intends to purchase and providing other details with respect to the procedures by which the Baskets are to be transferred. The Trustee expects to acknowledge the creation order unless it or the Sponsor decides to refuse the order.

Upon the transfer of (1) the required consideration of Index Futures in the amounts and of the type specified by the Trustee, and cash (or, in the discretion of the Sponsor, other Collateral Assets) in the amounts specified by the Trustee, in each case to the accounts specified by the Trustee, and (2) all transaction fees associated with creations (including but not limited to fees charged by the Exchange and the Clearing FCM) per Basket, the Trustee delivers the appropriate number of Baskets to the Depository Trust Company (“DTC”) account of the Authorized Participant. The total transaction fees charged per Basket created may change from time to time.

Only Authorized Participants can transfer the required consideration and receive Baskets in exchange. Authorized Participants may act for their own accounts or as agents for broker-dealers, custodians and other securities market participants that wish to create or redeem Baskets. An Authorized Participant is under no obligation to the Trust to create or redeem Baskets for itself or on behalf of other persons. An order for one or more Baskets may be placed by an Authorized Participant on behalf of multiple clients. The Sponsor and the Trustee maintain a current list of Authorized Participants. As of the date of this report, UBS Securities LLC, Credit Suisse Securities (USA) LLC and J.P. Morgan Securities LLC are the only Authorized Participants.

No Shares are issued unless and until the Trustee receives confirmation that the required consideration has been received in the account or accounts specified by the Trustee. It is expected that delivery of the Shares will be made against transfer of consideration on the next Business Day following the Business Day on which the creation order is received by the Trustee, which is referred to as a T+1 settlement cycle. If the Trustee has not received the required consideration for the Shares to be delivered on the delivery date, by 11:00 a.m. (New York time), the Trustee may cancel the creation order.

The Trustee has the right to reject any creation order for any reason. The reasons for the rejection may include, among others, (1) the related order not being in proper form as described in the authorized participant agreement, (2) market conditions or other circumstances that make transactions in or delivery of the Shares or the Index Futures impossible or impractical, (3) a determination by the Trustee that the acceptance of the related order would have adverse tax or other consequences to the Trust or the Shareholders or (4) circumstances that would cause the acceptance of the related order to result in a violation of law in the opinion of counsel to the Trustee, the Sponsor or the Trust Administrator. Each authorized participant agreement provides that neither the Trustee nor any agents acting on its behalf will be liable to any person for rejecting a creation order.

Redemptions of Baskets

Authorized Participants may typically surrender Baskets in exchange only for an amount of Index Futures and cash (or, in the discretion of the Sponsor, other Collateral Assets) equal to the value of the Basket Amount on the Business Day the redemption request is received by the Trustee. Redemption orders received after 2:40 p.m. (New York time) are not deemed to be received until the following Business Day. Holders of Baskets who are not Authorized Participants are not able to redeem their Baskets except through an Authorized Participant. It is expected that Authorized Participants may redeem Baskets for their own accounts or on behalf of Shareholders who are not Authorized Participants, but no Authorized Participant is under any obligation to the Trust to do so.

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

After the delivery by the Authorized Participant to the Trust’s DTC account of the total number of Shares to be redeemed by an Authorized Participant, the Trustee delivers to the order of the redeeming Authorized Participant redemption proceeds consisting of Index Futures and cash (or, in the discretion of the Sponsor, other Collateral Assets). The assets included in the redemption proceeds are valued in the same manner and on the same basis as the Trust’s NAV calculations for its assets. In connection with a redemption order, the redeeming Authorized Participant authorizes the Trustee to deduct from the proceeds of redemption any and all transaction fees associated with redemptions.

It is expected that delivery of the Index Futures and cash or other Collateral Assets to the redeeming Shareholder will be made against transfer of the Baskets on the next Business Day following the Business Day on which the redemption request is received by the Trustee, which is referred to as a T+1 settlement cycle. If the Trustee’s DTC account has not been credited with the total number of Shares to be redeemed pursuant to the redemption order by 11:00 a.m. (New York time), on the delivery date, the Trustee may cancel the redemption order.

The Trustee has the right to reject any redemption order for any reason. The reasons for the rejection may include, among others, (1) the related order not being in proper form as described in the authorized participant agreement, (2) market conditions or other circumstances that make transactions in or delivery of the Shares or the Index Futures impossible or impractical, (3) a determination by the Trustee that the acceptance of the related order would have adverse tax or other consequences to the Trust or the Shareholders, or (4) circumstances that would cause the acceptance of the related order to result in a violation of law in the opinion of counsel to the Trustee, the Sponsor or the Trust Administrator. Each authorized participant agreement provides that neither the Trustee nor any agents acting on its behalf will be liable to any person for rejecting a redemption order.

Custody of the Trust Assets

The Trust’s Index Futures and the Collateral Assets posted as margin for these Index Future positions are held in the Trust’s account, established at its Clearing FCM. The Clearing FCM further transfers some or all of the Collateral Assets posted as margin for the Trust’s Index Future positions to the Exchange.

Substantially all of the Trust’s remaining assets consist of Collateral Assets held in the Trust’s accounts at the Trust Administrator.

Futures Contracts on the Bloomberg Roll Select CI

The assets of the Trust consist of Index Futures and cash or other Collateral Assets used to satisfy applicable margin requirements for those Index Future positions. Index Futures are exchange-traded index future contracts on the Bloomberg Roll Select CI, and may include contracts of different terms and expirations. The Trust is expected to roll out of existing positions in Index Futures and establish new positions in Index Futures on an ongoing basis. Index Futures subsequently acquired by the Trust may have terms that differ from those of the Index Futures it currently holds, including transaction fees associated with the purchase and sale of these Index Futures.

Creation and redemption of interests in the Trust are generally effected through exchanges for related positions or “EFRPs.” EFRPs involve contemporaneous transactions in futures contracts and the underlying cash commodity or a closely related commodity. In a typical EFRP, the participant taking the long position on the futures contract transfers the underlying commodity or other related position to the participant taking the short position on the futures contract. The CME, the Exchange on which Index Futures trade, permits the execution of EFRPs consisting of simultaneous transfers of Index Futures and Shares. This mechanism generally is expected to be used by the Trust in connection with the creation and redemption of Baskets.

Specifically, it is anticipated that an Authorized Participant requesting the creation of additional Baskets typically will transfer Index Futures and cash (or, in the discretion of the Sponsor, other Collateral Assets) to the Trust in return for Shares. If an EFRP is executed in connection with the redemption of one or more Baskets, an Authorized Participant transfers to the Trust the Shares being redeemed and the Trust transfers to the Authorized Participant Index Futures and cash or other Collateral Assets. The Trust may include Index Futures with different terms and expirations in the creation and redemption of Baskets, and the Index Futures included in creation Baskets may differ from those included in redemption Baskets.

With the approval of the Sponsor, Baskets may also be created or redeemed for cash, in which case the Authorized Participant will be responsible for the costs incurred by the Trust in establishing or liquidating the corresponding Index Future position and acquiring or disposing of the related Collateral Assets.

The Index, the Bloomberg CI and the Bloomberg Roll Select CI

This section contains a description of the Index, the Bloomberg CI, and the Bloomberg Roll Select CI. All information regarding the Index, the Bloomberg CI and the Bloomberg Roll Select CI contained in this report, including their respective compositions, methods of calculation, changes in their constituent components and historical performance, has been derived from information published or provided by the Index Providers, but has not been independently verified.

The Bloomberg Commodity IndexesSM are a joint product of Bloomberg and UBS Securities and have been licensed for use for certain purposes by the Trust. Bloomberg® is a trademark of Bloomberg and has been licensed for use for certain purposes by the Trust.

The Governance Committee and the Advisory Committee

The Index Providers have established a two-tier oversight structure for the Bloomberg CI comprised of the “Governance Committee” and the “Advisory Committee.” The Governance Committee is comprised of five members, all of whom are appointed by Bloomberg, and makes all final decisions relating to the Bloomberg CI, taking into consideration any advice and recommendations of the Advisory Committee. The Advisory Committee consists of six to twelve members drawn from the financial and academic communities. Both the Governance and Advisory Committees meet annually to consider any changes to be made to the Bloomberg CI for the coming year. These committees may also meet at such other times as may be necessary for the purposes of their respective responsibilities in connection with the oversight of the Bloomberg CI.

The Governance Committee has a significant degree of discretion in exercising its supervisory duties with respect to the Bloomberg CI and related indices and sub-indices, including the Index and the Bloomberg Roll Select CI. This discretion would permit, among other things, changes to the composition of such indices or changes to the manner or timing of the publication of the values of such indices at any time during the year if the Governance Committee deems the changes necessary in light of factors that include, but are not limited to (i) changes in liquidity of the underlying futures contracts that are included in such indices or (ii) changes in legal, regulatory, sourcing or licensing matters relating to publication or replication of such indices. In particular and without limitation, the Index Administrator’s access and rights to use data in connection with calculating, publishing and licensing the Bloomberg CI and related indices and sub-indices remain subject to the ongoing consent of the sources of such data, which consent could be revoked at any time. Further, the sources of such data have reserved the right to revise the terms and conditions of access and use of their data upon notice to the Index Providers. The Governance Committee reserves the right to modify the composition of the Bloomberg CI and related indices and sub-indices, including the Index and the Bloomberg Roll Select CI, on an as-needed basis to minimize the impact of any loss of access to, or revised terms of use with respect to, such source data on such indices.

The Governance Committee has no obligation to take the interests of any parties to any transactions involving the Index, the Bloomberg CI or the Bloomberg Roll Select CI or any related indices or sub-indices into consideration when reweighting or making any other changes to such indices. In addition, the members of the Governance Committee are appointed by Bloomberg, who may engage in transactions that may adversely affect the value of the Index, the Bloomberg CI or the Bloomberg Roll Select CI or any related indices or sub-indices, the value of the futures contracts or commodities underlying such indices, or the value of your Shares.

The Index Providers

The Shares are not sponsored, endorsed, sold or promoted by the Index Providers in their capacities as such. None of the Index Providers, in their capacities as such, makes any representation or warranty, express or implied, to the owners of or counterparts to the Shares or any member of the public regarding the advisability of investing in securities or commodities generally or in the Shares particularly. The only relationship of the Index Providers, in their capacities as such, to the Trust is the licensing of certain trademarks, trade names and service marks and of the Index and the Bloomberg Roll Select CI, which is determined, composed and calculated by Bloomberg in conjunction with the Governance Committee without regard to the Trust or the Shares. Bloomberg and the Governance Committee do not take the needs of the Trust or the Shareholders into consideration in determining, composing or calculating the Index or the Bloomberg Roll Select CI. None of the Index Providers is directly responsible for or has participated in the determination of the timing of, prices at, or quantities of the Shares to be issued or in the determination or calculation of the equation by which the Shares are to be converted into cash, surrendered or redeemed, as the case may be. The Index Providers, in their capacities as such, are not responsible for the administration, marketing or trading of the Shares. Notwithstanding the foregoing, UBS Securities and its respective subsidiaries and affiliates may independently issue and/or sponsor financial products unrelated to the Shares currently being issued by the Trust, but which may be similar to and competitive with the Shares. In addition, UBS Securities and its subsidiaries and affiliates actively trade commodities, commodity indexes and commodity futures (including the Index and the Bloomberg Roll Select CI), as well as swaps, options and derivatives which are linked to the performance of such commodities, commodity indexes and commodity futures. It is possible that this trading activity will affect the value of the Index, the Bloomberg Roll Select CI and Shares.

Purchasers of the Shares should not conclude that the inclusion of a futures contract in the Index is any form of investment recommendation of the futures contract or the underlying exchange-traded physical commodity by any Index Provider or any of their subsidiaries or affiliates. None of the Index Providers or any of their subsidiaries or affiliates has made any due diligence inquiries with respect to the futures contracts or physical commodities underlying the Index in connection with the Shares being offered hereby. None of the Index Providers or any of their subsidiaries or affiliates makes any representation that any information relating to the futures contracts or commodities underlying the Index contained in this report or any other publicly available information relating to such futures contracts or commodities, including, without limitation, a description of the factors that affect the prices of such futures contracts or commodities, are accurate or complete.

None of the Index Providers or any of their subsidiaries or affiliates guarantees the accuracy and/or completeness of the Index or any data related thereto and none of the index providers or any of their subsidiaries or affiliates shall have any liability for any errors, omissions or interruptions therein. None of the Index Providers or any of their subsidiaries or affiliates makes any warranty, express or implied, as to results to be obtained by the Trust, owners of Shares or any other person or entity from the use of the Index or any data related thereto. None of the Index Providers or any of their subsidiaries or affiliates makes any express or implied warranties and expressly disclaims all warranties of merchantability or fitness for a particular purpose or use with respect to the Index or any data related thereto. Without limiting any of the foregoing, in no event shall any Index Provider or any of their subsidiaries or affiliates have any liability for any lost profits or indirect, punitive, special or consequential damages or losses, even if notified of the possibility thereof.

The following summary with respect to the Index, the Bloomberg CI and the Bloomberg Roll Select CI has been prepared based on the Bloomberg Commodity IndexSM Methodology, dated as of July 1, 2014, or the “Index Methodology,” and fact sheets, methodologies and other materials available publicly or otherwise provided by the Index Providers as of July 1, 2014, and is subject to change. The Index Providers together own the rights to the Index, the Bloomberg CI and the Bloomberg Roll Select CI. The Index Providers have no obligation to consider the interests of holders of Shares in the Trust and have no obligation to continue to publish, and may discontinue the publication of, the Index, the Bloomberg CI or the Bloomberg Roll Select CI. The consequences of any discontinuation of the Bloomberg Roll Select CI are described under “Risk Factors—Risk Factors Relating to Index Futures and the Bloomberg Roll Select CI—A cessation of publication of the Bloomberg Roll Select CI could materially and adversely affect the activities of the Trust.”

Current information regarding the market values of the Index, the Bloomberg CI and the Bloomberg Roll Select CI is currently distributed by major market data vendors, and is available from numerous sources, including at www.bloombergindexes.com. None of the Sponsor, the Advisor, the Trustee or the Trust makes any representation that such information about the Index, the Bloomberg CI or the Bloomberg Roll Select CI is accurate or complete. In addition, none of the Sponsor, the Advisor, the Trustee or the Trust accepts any responsibility for the calculation, maintenance or publication of, or for any error, omission or disruption in, the Index, the Bloomberg CI or the Bloomberg Roll Select CI.

Overview

The Index is the total return version of the Bloomberg Roll Select CI, and reflects the returns of the Bloomberg Roll Select CI together with the returns from specified U.S. Treasury securities intended to reflect the returns of assets held to fully collateralize the futures contracts reflected in the Bloomberg Roll Select CI. The Bloomberg Roll Select CI itself is a version of the Bloomberg CI that incorporates the economic effect of an alternative rolling methodology, as described in more detail below. The Bloomberg CI itself forms the base commodities index from which the Bloomberg Roll Select CI and the Index are derived. Set forth below is a description of the how the Bloomberg CI is determined and calculated, a description of how the Bloomberg Roll Select CI is derived from the Bloomberg CI, and finally, a description of how the Index is derived from the Bloomberg Roll Select CI.

The Bloomberg CI

The Bloomberg CI, from which the Bloomberg Roll Select CI is based, was created by AIG International Inc. in 1998 and acquired by UBS Securities in May 2009, at which time UBS Securities and Dow Jones Trademark Holdings, LLC entered into a joint marketing agreement to market the Dow Jones-UBS Commodity Index and related indexes. Dow Jones Trademark Holdings, LLC subsequently assigned its interest in the joint marketing agreement to DJI Opco, LLC. In 2014 the joint marketing agreement was terminated and UBS AG, UBS Securities and their affiliates entered into a Commodity Index License Agreement with Bloomberg. Under the Commodity Index License Agreement, Bloomberg is responsible for administering, calculating and publishing the Bloomberg CI and related indices and sub-indices, including the Index and the Bloomberg Roll Select CI.

The Bloomberg CI is a benchmark index composed of futures contracts on physical commodities, the selection and weighting of which are currently determined based on the five-year average of the trading volume, adjusted by the historic U.S. dollar value of the futures contract being considered for inclusion in the index, and the five-year average of production figures, adjusted by the historic U.S. dollar value of the related futures contracts, for the underlying commodities. The 24 commodities currently eligible for inclusion in the Bloomberg CI are:

Aluminum	Heating Oil	Soybeans
Cocoa	Lead	Soybean Meal
Coffee	Lean Hogs	Soybean Oil
Copper	Live Cattle	Sugar
Corn	Natural Gas	Tin
Cotton	Nickel	RBOB Gasoline
Crude Oil	Platinum	Wheat
Gold	Silver	Zinc

There are 20 commodities currently represented in the Bloomberg CI. Cocoa, lead, platinum and tin are the four eligible commodities which are not currently represented in the Bloomberg CI. For each of the 20 included commodities, specified futures contracts with specified delivery dates are designated for inclusion in the Bloomberg CI. The Bloomberg CI is reweighted and rebalanced annually, on a price-percentage basis, to reflect changes in trading volume and production figures. The selection and weighting of the Bloomberg CI’s constituents and its index methodology is intended to reflect the following four main principles:

●

Economic Significance. In order to achieve a fair representation of the relative importance of a diversified group of commodities to the world economy, the Bloomberg CI uses both liquidity data and U.S. dollar-weighted production data in determining the relative quantities of included commodities that are reflected in the calculation of the Bloomberg CI. Liquidity data reflects the amount of trading volume in the futures contracts on a commodity as a measure of the economic significance of that commodity, which is particularly relevant for commodities such as gold or silver, the production figures for which do not reflect their significant role in the world economy.

●

Diversification. In order to avoid disproportionate weighting of any particular commodity or sector, the Bloomberg CI tries to provide diversified exposure to commodities as an asset class by applying both minimum and maximum weights to component commodities and sectors, as described under “—Determination of Bloomberg CI Index Constituents.”

●

Continuity. In order to be responsive to the changing nature of commodity markets without completely reshaping the character of the Bloomberg CI from year to year, the Bloomberg CI seeks a balanced approach to provide a stable benchmark over time, through a combination of annual re-balancing, five-year averaging of liquidity and production data, diversification rules for constituent commodities and other index features.

●	Liquidity. In order to provide a more liquid index, the Bloomberg CI explicitly includes the liquidity of the underlying commodity futures contracts as a weighting factor.

For additional detail regarding the Bloomberg CI’s current method of selecting constituents and calculation of the Bloomberg CI itself, see “—Determination of Bloomberg CI Index Constituents” and “—Calculation of the Bloomberg CI.”

The Bloomberg CI reflects the increased or decreased return associated with “rolling” futures contracts. Because futures contracts have scheduled expirations, or delivery months, as one contract nears expiration it becomes necessary to close out the position in that delivery month and establish a position in a later available delivery month. This process is referred to as “rolling” the position forward. “Rolls” are traditionally accomplished by selling the position in the closest delivery month and purchasing a position of equivalent value in a later applicable delivery month. Markets for futures contracts can be in “backwardation,” which means that futures contracts with distant delivery months are priced lower than those with nearer delivery months, or can exhibit “contango,” which means that futures contracts with distant delivery months are priced higher than those with nearer delivery months.

The Bloomberg CI reflects the economic impact of the roll process by reducing the weights applied to expiring futures contracts while correspondingly increasing the weights applied to the futures contracts that are replacing such expiring futures contracts. This roll simulation is generally conducted at the beginning of each month over the course of five business days, lasting from the sixth business day until the tenth business day of each month. The Bloomberg CI conducts its roll simulations each month by rolling out of the designated futures contracts expiring in that month and rolling into those designated futures contracts with the next closest designated delivery month.

The Bloomberg Roll Select CI

The Index Futures in which the Trust is investing are based on the Bloomberg Roll Select CI. The Bloomberg Roll Select CI is a version of the Bloomberg CI that tries to mitigate the effects of contango arising from the rolling process. Rather than incorporating the economic effect of rolling into the front-month futures contracts, the Bloomberg Roll Select CI incorporates the economic effect of rolling into applicable futures contracts that exhibit the least contango or, if applicable, the most backwardation, in each case relative to the contracts of the immediately preceding delivery month.

The Bloomberg Roll Select CI implements its rolling methodology by selecting from the eligible contracts for each commodity on its applicable “contract selection date,” the contract that exhibits the greatest amount of backwardation or least amount of contango, on an annualized basis, relative to the contract with the immediately preceding delivery date on the same commodity. This is accomplished by first dividing the price of each eligible contract from the price of the contract immediately preceding such eligible contract, to determine the percentage difference between the two prices. Because this price difference may be affected by the relative time between the eligible contract and its immediately preceding contract, this price difference is multiplied by 365 and divided by the number of actual days between the delivery dates of the two contracts, to arrive at a measure of the relative annualized contango/backwardation, referred to as the “annualized spread,” exhibited between the eligible contract and the contract immediately preceding it. Based on a comparison of these annualized spreads, the eligible contract that has the highest annualized spread relative to its immediately preceding contract is the one selected as the contract for the Bloomberg Roll Select CI to establish new positions in. This roll selection process generally occurs every month on the fourth business day of the month, subject to changes or adjustments to this process implemented by the Governance Committee.

Because the Bloomberg Roll Select CI utilizes a different designated contract selection process than the Bloomberg CI, the futures contracts comprising the Bloomberg Roll Select CI at any particular time may have different delivery months than those comprising the Bloomberg CI, and the levels of the Bloomberg Roll Select CI and the Bloomberg CI may correspondingly differ. In addition, as a result of this difference in rolling processes, both the performance of the Bloomberg Roll Select CI and the Bloomberg CI and the dollar-value weights of their respective underlying futures contracts are expected to differ over time.

Although the Bloomberg Roll Select CI’s roll process is designed to mitigate the effects of contango and to take advantage of the effects of backwardation, there can be no assurance that the futures contracts selected for inclusion in the Bloomberg Roll Select CI will outperform the futures contracts selected for inclusion in the Bloomberg CI. For example, it is possible that the contracts included in the Bloomberg Roll Select CI could experience less appreciation or greater depreciation than the contracts included in the Bloomberg CI, particularly when the price of a contract included in either index is influenced by changing expectations of future supply and demand for the related commodity for such contract’s specific delivery month. Because the Bloomberg Roll Select CI tends to roll into futures contracts that demonstrate less contango or more backwardation relative to the futures contracts with delivery dates immediately preceding such futures contracts, the Bloomberg Roll Select CI may exhibit a tendency to roll into contracts exhibiting relatively lower pricing due to seasonal dips in the delivery month of the selected contract, seasonal upswings in the delivery month of the immediately preceding contract or short-term supply or demand shocks affecting either delivery month, without regard to whether the selected contract would be expected to appreciate relative to the contract expiring immediately before it. Additionally, the frequency with which the Bloomberg Roll Select CI rolls its futures contracts is expected to differ from that of Bloomberg CI. Due to these differences in the roll methodology, the Bloomberg Roll Select CI and the Index may not have the same individual component weights as the Bloomberg CI. For further discussion of the risks associated with the Bloomberg Roll Select CI, see “Risk Factors—Risk Factors Relating to Index Futures and the Bloomberg Roll Select CI.”

The Index

The Index is designed to reflect the returns on a fully collateralized investment in the Bloomberg Roll Select CI, by combining the returns of the Bloomberg Roll Select CI with the returns on cash collateral invested in three-month U.S. Treasury bills.

Bloomberg CI Index Composition and Methodology

The following is a summary of the composition of and the methodology used to calculate the Bloomberg CI as of the date of this report. The methodology for determining the composition and weighting of the Bloomberg CI and for calculating its value is subject to modification by the Governance Committee, as described in “—The Governance Committee and the Advisory Committee” below. Bloomberg makes the official calculations of the value of the Bloomberg CI. At present, this calculation is performed every fifteen seconds.

Determination of Bloomberg CI Index Constituents

As of July 1, 2014, the composition of the Bloomberg CI is determined by Bloomberg annually under the supervision of, and in accordance with the procedures adopted by, the Governance Committee. The final composition of the Bloomberg CI for each calendar year is subject to the approval of the Governance Committee in consultation with the Advisory Committee, and once this approval has been obtained, the new composition of the Bloomberg CI is publicly announced, and takes effect in the month of January of the relevant calendar year.

The relative weight of a commodity eligible for inclusion in the Bloomberg CI, called its “CIP,” or its commodity index percentage, is initially determined based on (i) the relative production percentages of the commodities eligible for inclusion in the Bloomberg CI and (ii) the relative liquidity of the futures contracts that Bloomberg has designated as the eligible reference contracts for those commodities. This initial CIP calculation is then adjusted to give effect to caps and floors on such CIPs and to adjust the weights for gold and silver, the relative production numbers of which are assumed to understate their economic significance.

The initial commodity production percentage of a commodity, or its “CPP,” is determined for each commodity by taking the five-year average of production figures for the related commodity, adjusted by the historic U.S. dollar value of the related designated contract, and dividing the result by the sum of such products for all eligible commodities. In cases where there is more than one designated contract for a particular commodity, this measurement is initially taken only for one designated contract. There will typically be some time lag with respect to the production numbers that are reflected in the Bloomberg CI, because production data can often only be obtained on a delayed basis for many commodities. For example, the historic five-year period used to calculate the CPPs for the Bloomberg CI in 2013 was the period from 2005 through and including 2009.

This initial CPP calculation is then allocated to the designated contract or contracts corresponding to each commodity. In order to avoid double-counting commodities in the same commodity sector (e.g., a primary commodity and the commodity or commodities that are derived from such primary commodity), and to avoid double-counting in any commodity with more than one designated contract, the final CPPs of designated contracts within the same commodity sector are calculated by allocating among such designated contracts the initial CPP calculated for the primary commodity in such sector, based on the commodity liquidity percentages (as calculated below) for each designated contract for the commodities within that sector. As of the date of the Index Methodology, there were two commodity sectors represented in the Bloomberg CI – the first consisting of Crude Oil as the primary commodity, with Heating Oil and RBOB Gasoline as its derivatives, and the second consisting of Soybeans as the primary commodity, with Soybean Oil and Soybean Meal as its derivatives. In addition, two commodities were represented by more than one designated contract as of the date of the Index Methodology, with crude oil represented by the contract for Light, Sweet Crude Oil (WTI) traded on NYMEX and the contract for Brent Crude Oil traded on ICE, and wheat represented by the contract for Soft Wheat (Chicago) traded on CBOT and Hard Red Winter Wheat (Kansas) traded on KCBT.

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

●

Seventh, if any designated contract has a ratio of CIP (after giving effect to the first six steps above) to CLP greater than 3.5, its CIP is reduced so that it equals the CIP that would cause the CIP to CLP ratio to equal 3.5, which may reduce the CIP of a designated contract to below 2%.

For each of the first six steps above, in order to keep the sum of the CIPs for each of the commodities equal to 100% after each step is completed, any adjustment to the CIPs of affected designated contracts is accompanied by a corresponding increase or reduction, as applicable, that is allocated pro rata to the CIPs of the other designated contracts in the Bloomberg CI, other than those which were eliminated as part of the first step, reduced in accordance with the caps set forth in steps two through four or adjusted to equal their respective CLPs in step five. For the seventh and final step, the aggregate reduction in CIP resulting from this step is accompanied by a corresponding increase, allocated equally to the CIPs of the designated contracts still in the Bloomberg CI with CIP to CLP ratios below 2.0 (excluding any such designated contracts that were reduced in accordance with the caps set forth in steps two through four).

Any CIP reduction to a commodity with more than one designated contract is allocated equally among such commodity’s designated contracts. Any aggregate reduction to a commodity sector or commodity group under steps two or four is allocated to the designated contracts within such commodity sector or commodity group to preserve the relative weights of the CIPs as calculated immediately prior to making any adjustments under such step. For the purposes of step four, the current commodity groups for commodities eligible for inclusion in the Bloomberg CI are as follows:

Commodity Group:	Commodities:

Energy	Crude Oil (WTI and Brent)
Heating Oil
Natural Gas
RBOB Gasoline

Precious Metals	Gold
Platinum
Silver

Industrial Metals	Aluminum
Copper
Lead
Nickel
Tin
Zinc

Livestock	Live Cattle
Lean Hogs

Grains	Corn
Soybeans
Soybean Oil
Soybean Meal
Wheat (Chicago and Kansas)

Softs	Cocoa
Coffee
Cotton
Sugar

The commodities and related designated contracts currently included in the final composition of the Bloomberg CI, as approved by the Governance Committee, for the calendar year 2015 are as follows:

Commodity	Designated Contract	Exchange	Units	Price Quote	CIP(1)
Aluminum	High Grade Primary Aluminum	LME	25 metric tons	USD/metric ton	4.59%
Coffee	Coffee “C”	NYBOT	37,500 lbs	U.S. cents/pound	2.21%
Copper	Copper	COMEX	25,000 lbs	U.S. cents/pound	7.54%
Corn	Corn	CBOT	5,000 bushels	U.S. cents/bushel	7.25%
Cotton	Cotton	NYBOT	50,000 lbs	U.S. cents/pound	1.51%
Crude Oil	WTI Crude Oil	NYMEX	1,000 barrels	USD/barrel	7.84%
	Brent Crude Oil	ICE	1,000 barrels	USD/barrel	7.16%
Gold	Gold	COMEX	100 troy oz.	USD/troy oz.	11.90%
Heating Oil	Heating Oil	NYMEX	42,000 gallons	U.S. cents/gallon	3.76%
Live Cattle	Live Cattle	CME	40,000 lbs	U.S. cents/pound	3.33%
Lean Hogs	Lean Hogs	CME	40,000 lbs	U.S. cents/pound	1.94%
Natural Gas	Henry Hub Natural Gas	NYMEX	10,000 mmbtu	USD/mmbtu	8.74%
Nickel	Primary Nickel	LME	6 metric tons	USD/metric ton	2.12%
Silver	Silver	COMEX	5000 troy oz.	USD/troy oz.	4.28%
Soybeans	Soybeans	CBOT	5,000 bushels	U.S. cents/bushel	5.68%
Soybean Meal	Soybean Meal	CBOT	100 short tons	USD/short ton	2.75%
Soybean Oil	Soybean Oil	CBOT	60,000 lbs	U.S. cents/pound	2.81%
Sugar	World Sugar No. 11	NYBOT	112,000 lbs	U.S. cents/pound	4.00%
RBOB Gasoline	Reformulated Blendstock for Oxygen Blending	NYMEX	42,000 gallons	U.S. cents/gallon	3.69%
Wheat	Wheat	CBOT	5,000 bushels	U.S. cents/bushel	3.33%
	KCBT Wheat	KCBT	5,000 bushels	U.S. cents/bushel	1.17%
Zinc	Special High Grade Zinc	LME	25 metric tons	USD/metric ton	2.40%

(1)     Rounded to the nearest thousandth of a percentage. May not total 100% due to rounding.

Calculation of the Bloomberg CI

The level of the Bloomberg CI was set to be equal to 100 as of December 31, 1990. Subsequent levels of the Bloomberg CI are determined by multiplying the level of the Bloomberg CI as of the previous day by a fraction equal to (i) the weighted average value, or “WAV,” of the Bloomberg CI as of the current day divided by (ii) the WAV of the Bloomberg CI as of the previous day, subject to adjustment for roll periods as described below. The WAV of the Bloomberg CI on any given day is calculated by summing the products of the settlement prices of the designated contracts for each commodity multiplied by the commodity index multiplier, or “CIM,” of such designated contract.

The CIMs of the designated contracts in the Bloomberg CI are determined annually on the “CIM Determination Date,” generally the fourth business day of each year. On the CIM Determination Date, initial CIMs or “ICIMs” are calculated for each designated contract by multiplying such contract’s CIP by 1,000, then dividing such product by the contract’s settlement price as of the CIM Determination Date. To determine the final CIM for each designated contract for the new year, each ICIM is multiplied by an adjustment factor, which is a fraction equal to (i) the WAV of the Bloomberg CI as of the CIM Determination Date, as calculated using the CIMs from the prior year, divided by (ii) 1,000. This adjustment factor is intended to preserve WAV continuity from one year to the next.

During roll periods, which generally occur during the sixth through tenth business days of each month, the level of the Bloomberg CI is calculated using a blended WAV formula that reflects the fact that the Bloomberg CI is rolling out of expiring contracts and into replacement contracts. The WAV associated with the existing index components, or the “Old WAV,” begins weighted at 100% as of the business day preceding the roll period and decreases by 20% on each subsequent business day until reduced to zero; it has no further effect on the level of the Bloomberg CI by the fifth business day of such roll period. The WAV associated with the new index components, or the “New WAV,” begins weighted at 0% as of the business day preceding the roll period and increases by 20% on each subsequent business day such that by the fifth business day of such roll period, the level of the Bloomberg CI is determined based entirely on the New WAV.

Accordingly, during a roll period, the level of the Bloomberg CI on any given day can be calculated as the product of the level of the Bloomberg CI as of the previous day, multiplied by a fraction equal to: (i) Old WAV× (1-0.2n) + New WAV × (0.2n), using the Old WAV and New WAV values as of such day, divided by (ii) Old WAV × (1-0.2n) + New WAV × (0.2n), using the Old WAV and New WAV values as of the previous day. The variable “n” in this equation represents the number of business days that have elapsed for such roll period through and including the relevant date of determination.

Calculation of the Bloomberg Roll Select CI

The Bloomberg Roll Select CI will be calculated using the same general methodology as the Bloomberg CI and using the same CIPs and CIMs used in connection with calculating the Bloomberg CI. However, because the roll process for the Bloomberg Roll Select CI is different from that of the Bloomberg CI, its constituent futures contracts may differ from those included in the Bloomberg CI. This difference is expected to cause the dollar-value weights and the weighted average value of the futures contracts included in each index to differ over time, and, as a result, cause the performance of the two indices to diverge.

Calculation of the Index

The Index combines the returns of the Bloomberg Roll Select CI with assumed returns on U.S. Treasury securities equal to the most recent weekly auction high rate for 13 week (3 Month) U.S. Treasury bills, as reported on the website http://www.treasurydirect.gov/instit/instit.htm under the column headed “Discount Rate %” published by the Bureau of the Public Debt of the U.S. Treasury, or any successor source. The level of the Index, which was set at a hypothetical level of 100 as of December 31, 1990, can be calculated on any given day as the product of the level of the Index as of the previous day, multiplied by the sum of (i) 1.00 plus (ii) the positive or negative percentage return on the Bloomberg Roll Select CI on such day plus (iii) the daily return based on the auction high rate for 13 week (3 month) U.S. Treasury bills described above.

Item 1A. Risk Factors.

Risk Factors Relating to Commodities Markets

The value of the Shares depends on the value of Index Futures, which fluctuates based on the prices of commodity futures contracts reflected in the Bloomberg Roll Select CI. These prices may be volatile, thereby creating the potential for losses regardless of the length of time you intend to hold your Shares.

Because the price of the Shares depends on the value of the Index Futures held by the Trust, the value of the Shares fluctuates based on the prices of commodity futures contracts reflected in the Bloomberg Roll Select CI. Although the Bloomberg Roll Select CI only has a limited performance history, the value of the Bloomberg CI, which is composed of the same underlying commodities as the Bloomberg Roll Select CI, has been volatile at times during the past several years. Commodity prices are generally affected by, among other factors, the cost of producing, transporting and storing commodities, changes in consumer or commercial demand for commodities, the hedging and trading strategies of producers and consumers of commodities, speculative trading in commodities by commodity pools and other market participants, disruptions in commodity supply, weather, political and other global events, global economic factors and government intervention in or regulation of the commodity or commodity futures markets. These factors cannot be controlled by the Trust. Accordingly, the price of the Shares could change substantially and in a rapid and unpredictable manner. This exposes you to a potential loss on your investment in the Shares, regardless of the length of time you intend to hold your Shares.

The following events, among others, would generally result in a decline in the price of the Shares:

●

A significant increase in hedging activity by producers of the underlying commodities. Should producers of the commodities underlying the Bloomberg Roll Select CI increase their hedging of their future production through forward sales or other short positions, this increased selling pressure could depress the price of one or more of the underlying commodities, which could adversely affect the price of the Shares.

●

A significant change in the attitude of speculators and investors toward the futures contracts or commodities underlying the Bloomberg Roll Select CI. Should the speculative community take a negative view towards one or more of the underlying futures contracts or commodities, it could cause a decline in the price of the Index Futures, which may reduce the price of the Shares.

●

Significant reductions in the size of positions permitted to be owned by the Trust or others in Index Futures or in the futures contracts and/or commodities comprising the Bloomberg Roll Select CI, for example, as a result of more restrictive position limits or position limit exemptions or more expansive position aggregation requirements, could reduce liquidity and depress the price of the Bloomberg Roll Select CI and/or the futures contracts or commodities underlying the Bloomberg Roll Select CI, adversely affecting the value of your Shares.

Conversely, several factors could trigger a temporary increase in the price of the futures contracts or commodities underlying the Bloomberg Roll Select CI and, consequently, the Index Futures. In that case, you could buy Shares at prices affected by the temporarily high commodity prices, and you could subsequently incur losses when the causes for the temporary increase disappear.

Historical performance of the Index, the Bloomberg Roll Select CI and the Bloomberg CI is no guide to their future performance or to the performance of the Shares.

Past performance of the Index, the Bloomberg Roll Select CI and the Bloomberg CI is not necessarily indicative of their future performance or of the performance of the Shares. There can be no guarantee that the level of the Index, the Bloomberg Roll Select CI or the Bloomberg CI will increase. The Bloomberg Roll Select CI and the Index have limited performance histories. See “Risk Factors Relating to Index Futures and the Bloomberg Roll Select CI—The Index and the Bloomberg Roll Select CI have Limited Histories and May Perform in Unexpected Ways.” Although the Bloomberg CI, which is based on the same underlying commodities as the Bloomberg Roll Select CI and the Index, has a longer performance history, there are differences in the way that the Bloomberg CI and the Bloomberg Roll Select CI address the rolling of contracts that could cause the Bloomberg CI to perform differently from the Bloomberg Roll Select CI and the Index. See “The Index, the Bloomberg CI and the Bloomberg Roll Select CI” and “Risk Factors Relating to Index Futures and the Bloomberg Roll Select CI—The roll selection methodology of the Bloomberg Roll Select CI may not provide any benefits relative to the roll selection methodologies used by other commodities indices, including the Bloomberg CI, and the Bloomberg Roll Select CI may not outperform, or may underperform, the Bloomberg CI.” You may lose some or all of your investment in the Shares.

Commodity futures trading may be illiquid. In addition, suspensions or disruptions of market trading in the commodities markets and related futures markets may adversely affect the value of your Shares.

The commodity futures markets are subject to temporary distortions or other disruptions due to various factors, including the lack of liquidity, congestion, disorderly markets, manipulation, limitations on deliverable supplies, the participation of speculators, government regulation and intervention, technical and operational or system failures, nuclear accidents, terrorism, riots and acts of God. In addition, U.S. futures exchanges and some foreign exchanges have regulations that limit the amount of fluctuation in futures contract prices that may occur during a single business day. These limits are generally referred to as “daily price fluctuation limits,” and the maximum or minimum price of a contract on any given day as a result of these limits is referred to as a “limit price.” Once the limit price has been reached in a particular contract, it is possible that no trades may be made at a different price. It is not certain how long any such price limits would remain in effect. Limit prices may have the effect of precluding trading in a particular contract or forcing the liquidation of contracts at disadvantageous times or prices, consequently affecting the value of the Bloomberg Roll Select CI. Further, the Clearing FCM or its account holders may represent, directly or indirectly, a substantial portion of the short-side interest in the Index Futures market. The existence of such a limited number of market participants could cause or exacerbate temporary distortions, especially those distortions resulting from illiquidity.

Any of these circumstances could adversely affect the value of the Index Futures held by the Trust and, therefore, the value of your Shares. In addition, these circumstances could also limit trading in the Index Futures, which could affect the calculation of the NAV and the trading price of the Shares. Accordingly, these limits may result in a NAV that differs, and may differ significantly, from the NAV that would prevail in the absence of such limits. If Baskets are created or redeemed at a time when these price limits are in effect, the creation or redemption price will reflect the price limits as well.

Additionally, if Bloomberg determines that a market disruption exists during a roll period or during the Bloomberg Roll Select CI’s annual rebalancing, this will affect the way in which the roll is conducted or how the Bloomberg Roll Select CI is rebalanced, generally by making the calculations and determinations that would otherwise have been made on such date on an alternative date on which no such market disruption exists. Market disruptions may include, among others: (1) the termination or suspension of, or material limitation or disruption in, the trading of an underlying futures contract, (2) the settlement price of an underlying futures contract reflecting the maximum permitted price change from the previous day’s settlement price for such contract, (3) the failure of an exchange to publish the official settlement price of an underlying futures contract, or (4) for contracts traded on the London Metals Exchange, any day on which the London Metals Exchange is not open for business. Market disruptions will only affect the timing of calculations for the affected commodity in connection with roll periods, but will affect the timing of calculations for all commodities if it occurs in connection with a rebalancing. Market disruptions may adversely affect the value of the Index Futures and the value of your Shares.

During a period when commodity prices are fairly stationary, an absence of “backwardation” in the prices of the commodities included in the Bloomberg Roll Select CI may cause the price of your Shares to decrease.

The futures contracts that underlie the Bloomberg Roll Select CI are replaced from time to time with new futures contracts on the same commodities. This process is referred to as “rolling.” Although the rolling methodology employed by the Bloomberg Roll Select CI, which selects for replacement contracts exhibiting the least contango or the greatest backwardation relative to its preceding contracts, may on occasion cause futures contracts to be replaced by new futures contracts with earlier, rather than later, delivery months, it is expected that the Bloomberg Roll Select CI will still tend to roll into futures contracts with later delivery months than the contracts being replaced.

Historically, the prices of some futures contracts (generally those relating to commodities that are typically consumed immediately rather than stored) have frequently been higher for contracts with shorter-term expirations than for contracts with longer-term expirations, which is referred to as “backwardation.” In these circumstances, absent other factors, the sale of the earlier contract would take place at a price that is higher than the price at which the later contract is purchased, thereby allowing the contract holder to purchase a greater quantity of the later contract. While some of the contracts included in the Bloomberg Roll Select CI have historically exhibited periods of backwardation, backwardation will likely not exist at all times. Moreover, some of the commodities reflected in the Bloomberg Roll Select CI have historically exhibited characteristics typical of “contango” markets rather than backwardation. Contango markets are those in which the prices of contracts are higher in the distant delivery months than in the nearer delivery months due to the costs of long-term storage of a physical commodity prior to delivery or other factors. The forward price of a commodity futures contract may also fluctuate between backwardation and contango.

Although the Bloomberg Roll Select CI attempts to mitigate some of the losses that may arise from the absence of backwardation or the existence of contango through its rolling process, the absence of backwardation or the existence of contango in the commodity markets could nevertheless result in losses, which could adversely affect the value of the Bloomberg Roll Select CI and, accordingly, decrease the value of your Shares. Moreover, because the Trust must pay certain ongoing fees and expenses, the value of the Shares may decrease even in periods where commodity prices are otherwise stationary.

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

The Proposed Position Limits Rules would include as reference contracts a number of the futures contracts included in the Bloomberg Roll Select CI, and as of the date of this report such contracts represent a substantial portion of the weight of the Bloomberg Roll Select CI. Consequently, if the Proposed Position Limits Rules are adopted as proposed, the maximum positions that market participants can hold in the reference contracts that underlie the Bloomberg Roll Select CI may be limited, which could reduce the liquidity of such reference contracts and adversely affect the performance of the Bloomberg Roll Select CI and the value of your Shares. Moreover, because the relative weights of the commodities in the Bloomberg Roll Select CI are largely determined based on the trading volume of the futures contracts designated for such commodities, a reduction in the trading volume of such futures contracts could significantly alter the weights of the futures contracts underlying the Bloomberg Roll Select CI, which could have further adverse effects on the level of the Bloomberg Roll Select CI and the value of your Shares.

The Proposed Position Limits Rules would also expand the circumstances requiring persons to aggregate reference contracts that are owned or controlled by such persons. Specifically, the Proposed Position Limits Rules would require a person holding positions in multiple commodity pools with substantially identical trading strategies to aggregate the pools’ positions in reference contracts with other positions in reference contracts held or controlled by such person. Although Index Futures are not among the reference contracts identified in the Proposed Position Limits Rules, if federal position limits are extended to Index Futures or if the Exchange adopts similar aggregation rules, some participants in the market for Index Futures may be encumbered in trying to hedge their exposure, which could reduce liquidity in such Index Futures and the futures contracts and commodities underlying the Bloomberg Roll Select CI and adversely affect the value of the Shares.

The Proposed Position Limits Rules would also narrow the existing bona fide hedge exemption for reference contracts. If adopted as proposed, this narrow definition may affect the hedging and investing activities of participants in the markets for the Index Futures and the futures contracts and commodities underlying the Bloomberg Roll Select CI, which in turn could reduce the liquidity and adversely affect the pricing of the Index Futures and such futures contracts and commodities. Any of these effects could increase volatility in and otherwise adversely affect the price of the Shares. Since publication, the CFTC has re-opened the public comment period on the Proposed Position Limits Rules, most recently extending the comment period until January 22, 2015 to consider specifically, among others, comments on issues affecting position limits for physical commodity derivatives that could directly affect the value of the Trust’s position in Index Futures going forward.

In addition to the Proposed Position Limits Rules, the CFTC may lower the applicable position limits, apply position limits to a broader range of contracts (including commodity index contracts such as the Index Futures) or further restrict position limit exemptions. If any of these actions is taken, such measures could further reduce the size of positions that the Trust and other investors could hold directly in Index Futures and the underlying futures contracts and commodities, with potential reductions in liquidity and adverse effects on the pricing of Index Futures. See also “—The value of the Shares depends on the value of Index Futures, which fluctuates based on the prices of commodity futures contracts reflected in the Bloomberg Roll Select CI. These prices may be volatile, thereby creating the potential for losses regardless of the length of time you intend to hold your Shares.”

Certain other rules proposed pursuant to the Dodd-Frank Act also may have an impact on the Trust and the value and continued availability of the Shares. On December 22, 2010, the CFTC proposed rules, referred to in this report as the “DCM Proposed Rules,” that would require that at least 85% of the total volume of any contract listed on a “designated contract market,” or “DCM,” including the Index Futures, be executed through the central order book, rather than as a block transaction or other non-competitively executed transaction. Contracts that do not meet the 85% threshold would be required to be delisted by the DCM and if a swap, transferred to a swap execution facility or also be liquidated. Generally, the Trust’s transactions in Index Futures are expected to be executed through block or “exchange for related positions” or “EFRP” transactions that are not executed through the applicable Exchange’s central order book. While subject to revision by the CFTC in response to public comment, this provision of the DCM Proposed Rules could, if adopted as proposed, significantly and adversely affect the availability, liquidity and price of Index Futures, as well as futures contracts currently included or which may in the future be included in the Bloomberg Roll Select CI, and could inhibit the Trust’s ability to redeem and offer Shares, which in turn could adversely affect the value and continued availability of the Shares.

The CFTC has adopted rules on April 9, 2012 and effective as of October 1, 2012, regarding the risk management practices of clearing members, referred to in this report as the “FCM Rules,” most of which became effective on June 1, 2013. The FCM Rules require the Trust’s Clearing FCM to establish, and periodically reevaluate, risk-based limits on position and order size, amongst other measures. The FCM Rules may lead the Trust’s Clearing FCM to reduce its internal limits on the size of the Index Future positions it will execute or clear for the Trust, reducing the Trust’s and other market participants’ ability to transact in Index Futures, and potentially adversely affecting the price of Shares. In the event that the Clearing FCM does reduce its internal limits on the size of Index Future positions, the Trust may deem it feasible to use additional clearing FCMs. If this happens, it could substantially increase the costs of clearing for the Trust.

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

Risk Factors Relating to Index Futures and the Bloomberg Roll Select CI

The trading of various Index Futures presents risks unrelated to the Bloomberg Roll Select CI that could adversely affect the value of your Shares.

Although Index Futures are based on the Bloomberg Roll Select CI, the value of the Index Futures could be affected by factors that do not directly affect the Bloomberg Roll Select CI and accordingly, the value of the Index Futures and the level of the Bloomberg Roll Select CI may vary from each other. The activities of market participants in trading Index Futures, or in trading other instruments related to the Bloomberg Roll Select CI, could affect the value of the Index Futures independent of any change in the Bloomberg Roll Select CI and adversely affect the correlation between the value of the Index Futures and the level of the Bloomberg Roll Select CI.

The prices of the various Index Futures are expected to reflect supply and demand in the market for such Index Futures, which in turn may reflect market expectations at any given time about prospective changes in the level of the Bloomberg Roll Select CI and other market conditions. In this way, trading in the market for an Index Future might cause a divergence between the price of such Index Future and the level of the Bloomberg Roll Select CI. Similarly, actions by the applicable Exchange with respect to Index Futures, such as the imposition of trading or price limits, could adversely affect this correlation. In these circumstances, it is possible that changes in the NAV, which is calculated based on the value of the Index Futures, will not adequately reflect changes in the level of the Bloomberg Roll Select CI. In the event of market disruptions with respect to the Index Futures, such as a suspension of trading by the related Exchange as a result of market activity, systems or communications failures or other causes, the value of the Index Futures and the level of the Bloomberg Roll Select CI could diverge, which could adversely affect the value of the Shares.

Although arbitrage activity by market participants is expected to have the effect of reducing or mitigating divergence between the value of the Index Futures and the level of the Bloomberg Roll Select CI, such arbitrage activity may not fully offset any divergence at all times during which the Shares are outstanding. During any period the Trust is trading Index Futures of more than one type, differences in the settlement values of such Index Futures, to the extent not offset by arbitrage activity between such Index Futures may limit the expected benefits of, or otherwise adversely affect, arbitrage activity between the Shares and the Index Futures. In the event that any such divergence between the value of the Index Futures and the level of the Bloomberg Roll Select CI exists from time to time, changes in the NAV, which is calculated based on the value of the Index Futures, may not adequately reflect changes in the level of the Bloomberg Roll Select CI, which could adversely affect the value of the Shares. The impact of certain of these considerations may be heightened in cases where the Trust’s positions are concentrated in a particular Index Future or in cases where the Trust represents a substantial portion of the open interest in a particular Index Future.

In addition, other actions taken by an Exchange, including rule changes relating to clearing fees, margin requirements, or the minimum price fluctuations applicable to an Index Future, may result in economic, tax or other consequences to market participants that trade or hold Index Futures. Such actions may result in consequences that adversely affect Shareholders without necessarily affecting the correlation between the settlement price of the Index Futures and the level of the Bloomberg Roll Select CI.

The Index and the Bloomberg Roll Select CI have limited history and may perform in unexpected ways.

The Index and the Bloomberg Roll Select CI began publishing on July 18, 2011, and therefore have limited histories. Historical performance data is provided in the Trust’s prospectus, including hypothetical performance data intended to illustrate how each of the Index and the Bloomberg Roll Select CI may have performed had it been created in the past, but those calculations are subject to many limitations. Unlike actual historical performance, such calculations do not reflect actual trading, liquidity constraints, fees and other costs. In addition, the models used to calculate these hypothetical returns are based on certain data, assumptions and estimates. Different models or models using different data assumptions and estimates might result in materially different hypothetical performance.

The roll selection methodology of the Bloomberg Roll Select CI may not provide any benefits relative to the roll selection methodologies used by other commodities indices, including the Bloomberg CI, and the Bloomberg Roll Select CI may not outperform, or may underperform, the Bloomberg CI.

As described further under “The Index, the Bloomberg CI and the Bloomberg Roll Select CI,” the process through which the Bloomberg Roll Select CI rolls contracts of one delivery month into contracts of a new delivery month differs from the process used by the Bloomberg CI. Unlike the Bloomberg CI, which rolls into contracts of a predetermined delivery month, the Bloomberg Roll Select CI rolls into contracts that demonstrate the least contango or, if applicable, the most backwardation, in each case relative to the contracts of the immediately preceding delivery month. This determination is made on the “contract selection date,” which is generally the fourth business day of every month.

The price at which a futures contract of a specified delivery date is trading on a contract selection date is expected to reflect the market’s outlook with respect to the performance of a contract with the specified delivery date. In certain circumstances, the market outlook with respect to the underlying commodities may cause futures contracts of a particular delivery date to trade at higher or lower prices relative to futures contracts for the same underlying commodity with a different delivery date based upon expectations regarding the price on such delivery date. These expectations may be based on factors that do not affect futures contracts of different delivery dates in the same way, such as seasonal fluctuations based on supply and demand. Accordingly, the price at which a futures contract trades relative to a futures contract with an immediately preceding delivery date may not necessarily be reflective of the effect of backwardation or contango that will be realized from rolling such futures contract. It is possible that, for a given time period, the futures contracts selected for inclusion in the Bloomberg Roll Select CI may not outperform, and may underperform, the futures contracts selected for inclusion in the Bloomberg CI.

The Bloomberg Roll Select CI may in the future include contracts that are not traded on regulated futures exchanges and that offer different or diminished protections to investors.

Currently, the Bloomberg Roll Select CI is comprised exclusively of futures contracts traded on DCMs, or regulated futures exchanges. The Bloomberg Roll Select CI may in the future include contracts (such as swaps and forward contracts) traded in the over-the-counter market or on trading facilities that are subject to lesser degrees of regulation or, in some cases, no substantive regulation. As a result, trading in such contracts, and the manner in which prices and volumes are reported by the relevant trading facilities, may not be subject to the same provisions of, and the protections afforded by, the CEA or other applicable statutes and related regulations that govern trading on regulated futures exchanges. In addition, many electronic trading facilities have only recently initiated trading and do not have significant trading histories. As a result, the trading of contracts on such facilities and the inclusion of such contracts in the Bloomberg Roll Select CI may be subject to risks not presented by most exchange-traded futures contracts, including risks related to the liquidity and price histories of the relevant contracts.

Changes in the composition and valuation of the Bloomberg Roll Select CI may adversely affect your Shares.

The composition of the Bloomberg Roll Select CI may change over time as additional commodities satisfy the eligibility criteria or commodities currently included in the Bloomberg Roll Select CI fail to satisfy those criteria. The weighting factors applied to each commodity included in the Bloomberg Roll Select CI change annually, based on changes in commodity production statistics and changes in the trading volume of the related futures contracts. In addition, the Governance Committee may modify the method for determining the composition and weighting of the Bloomberg Roll Select CI and for calculating its value. Such changes could adversely affect the value of your Shares or otherwise affect the risks associated with owning the Shares, such as by increasing relative concentrations in particular commodities and causing the value of the Shares to become more sensitive to fluctuations in the prices of those commodities. For more information about the methodology for determining the composition and weighting of the Bloomberg Roll Select CI, see “The Index, the Bloomberg CI and the Bloomberg Roll Select CI.”

A cessation of publication of the Bloomberg Roll Select CI could materially and adversely affect the activities of the Trust.

The Bloomberg Roll Select CI is administered, calculated and published by the Index Administrator, who may cease publication of the Bloomberg Roll Select CI at any time, including as a result of its removal by UBS Securities. If the Bloomberg Roll Select CI ceases being published, the Sponsor may determine that no suitable replacement index exists, and the Trust may be liquidated.

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

The Trust’s trading activity in Index Futures could expose it to additional risks.

In order for the Trust to achieve its investment objective on an ongoing basis, it is anticipated that existing positions in Index Futures will need to be closed out and new positions in Index Futures will need to be established from time to time. The Trust may further close out of existing positions and establish new positions in Index Futures from time to time, including new positions in earlier expiring Index Futures, which may allow it to reduce its concentration in any particular Index Future or to benefit from more liquid markets or otherwise beneficial market activity in Index Futures listed with different expirations or on different Exchanges. This activity is expected to cause the Trust to incur transaction costs, such as brokerage fees and commissions, and may cause the Shares to under-perform the Index. In particular, the prices obtained in connection with rolling Index Future positions may be adversely affected by market conditions (including the possibility of market disruptions) and by the trading activities of other market participants, which may reflect market awareness of the Trust’s position in its Index Futures. For example, if other market participants are able to anticipate the timing of the Trust’s transactions, they may be able to execute transactions in advance of the Trust, which would allow these market participants to benefit from the transactions executed by the Trust but adversely affect the prices obtained by the Trust. In addition, if the Trust’s Index Future positions represents a significant part of the open long interest in such Index Future, other market participants may take this into account, with a potential adverse impact on the prices at which the Trust is able to execute such transactions. There can be no assurance that the Trust will be able to effect its transactions in a manner that will allow it to avoid these risks. The CME or another Exchange may cease to list other Index Futures that the Trust will be able to roll its positions into, and any Index Futures listed by an Exchange in the future may have terms that differ from those currently held by the Trust.

The liquidation of Index Futures could expose the Trust to the effects of temporary aberrations or distortions in the market, which could adversely affect the prices at which the Trust’s Index Future positions are liquidated.

If the Trust liquidates positions in Index Futures in order to satisfy redemption requests or to pay expenses and liabilities, it does so by entering sell orders with its Clearing FCM for execution on the Exchange. The resulting sales serve to offset a portion of the Trust’s long positions in Index Futures. However, in entering sell orders, the Trust is subject to the risk that temporary aberrations or distortions will occur in the market at the time these sales are effected and that the prices received by the Trust on its sales could be adversely affected, thereby adversely affecting the value of the Shares. Such aberrations or distortions could occur as a result of trading activities by other market participants or actions taken by the Clearing FCM, an Exchange, other self-regulatory organizations or regulatory authorities, including the liquidation of the Trust’s Index Futures to satisfy applicable margin requirements. If the Trust’s Index Futures are liquidated at inopportune times or in a manner that causes a temporary market distortion, this may adversely affect the NAV and the value of your Shares.

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

Bankruptcy of the Clearing FCM can be caused by, among other things, the default of one of the Clearing FCM’s customers. In this event, the Exchange’s clearing house is permitted to use the entire amount of margin posted by the Trust (as well as margin posted by other customers of the Clearing FCM) to cover the amounts owed by the bankrupt Clearing FCM. Consequently, the Trust could be unable to recover amounts due to it on its Index Future positions, including assets posted as margin, and could sustain substantial losses, even if the level of the Bloomberg Roll Select CI increases.

On January 13, 2014, new regulations became effective relating to enhanced customer protections, risk management programs, internal monitoring and controls, capital and liquidity standards, customer disclosures and auditing and examination programs for FCMs. There can be no assurance that the implementation of these regulations will prevent losses to, or not materially adversely affect, the Trust or the Shareholders.

Recourse to the Index Providers may be limited.

The Bloomberg Commodity IndexesSM are a joint product of the Index Providers and have been licensed for use for certain purposes by the Trust. The Index Providers and their affiliates are not affiliated with the Trust, and Bloomberg® is a trademark of Bloomberg and has been licensed for use for certain purposes by the Trust.

The Shares are not sponsored, endorsed, sold or promoted by the Index Providers in their capacities as such. None of the Index Providers, in their capacities as such, makes any representation or warranty, express or implied, to the owners of or counterparts to the Shares or any member of the public regarding the advisability of investing in securities or commodities generally or in the Shares particularly. The only relationship of the Index Providers, in their capacities as such, to the Trust is the licensing of certain trademarks, trade names and service marks and of the Index and the Bloomberg Roll Select CI, which is determined, composed and calculated by Bloomberg in conjunction with the Governance Committee without regard to the Trust or the Shares. Bloomberg and the Governance Committee do not take the needs of the Trust or the Shareholders into consideration in determining, composing or calculating the Index or the Bloomberg Roll Select CI. None of the Index Providers is directly responsible for or has participated in the determination of the timing of, prices at, or quantities of the Shares to be issued or in the determination or calculation of the equation by which the Shares are to be converted into cash, surrendered or redeemed, as the case may be. The Index Providers, in their capacities as such, are not responsible for the administration, marketing or trading of the Shares. Notwithstanding the foregoing, UBS Securities, and their respective subsidiaries and affiliates may independently issue and/or sponsor financial products unrelated to the Shares currently being issued by the Trust, but which may be similar to and competitive with the Shares. In addition, UBS Securities, and their subsidiaries and affiliates actively trade commodities, commodity indexes and commodity futures (including the Index and the Bloomberg Roll Select CI), as well as swaps, options and derivatives which are linked to the performance of such commodities, commodity indexes and commodity futures. It is possible that this trading activity will affect the value of the Index, the Bloomberg Roll Select CI and the Shares.

Risk Factors Relating to the Trust

The Trust has a limited operating history, and, as a result, it may be more difficult for investors to analyze the Trust’s performance history in evaluating an investment in the Trust.

The Trust has limited performance history upon which to evaluate an investor’s investment in the Trust. Although the Trust invests in collateralized Index Future positions on the Bloomberg Roll Select CI, such that it is expected that its performance will generally correlate with the Index, the Trust’s limited past performance history may make it difficult for investors to evaluate how well the Trust’s performance correlates with that of the Index, or whether the Trust has outperformed or underperformed the Index in the past. Although past performance is not necessarily indicative of future results, more performance history could provide investors with more information with which to evaluate an investment in the Trust. Likewise, certain benchmarks, such as the Bloomberg Roll Select CI and the Index themselves have a limited history. A longer history for such benchmarks could provide investors with more information on which to evaluate an investment in the Trust. See “Risk Factors Relating to Index Futures and the Bloomberg Roll Select CI—The Index and the Bloomberg Roll Select CI have Limited Histories and May Perform in Unexpected Ways.”

The Trust is an emerging growth company subject to reduced public company reporting requirements.

The Trust is an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012, as amended, or the “JOBS Act.” The Trust has not elected to make use of the extended transition period for complying with new or revised accounting standards pursuant to Section 107(b) of the JOBS Act, which election is irrevocable. However, for so long as the Trust remains an emerging growth company, it will be subject to reduced public company reporting requirements. Among other things, emerging growth companies are exempt from the auditor attestation requirements under Section 404(b) of the Sarbanes-Oxley Act, are exempt from certain “say on pay” provisions of the Dodd-Frank Act, and are subject to reduced disclosure requirements relating to executive compensation and audited financial statements. Although the Trust will remain subject to the disclosure requirements applicable to publicly traded commodity pools, and the Sponsor intends to have the Trust’s financial statements and disclosures prepared in a manner comparable to that of other iShares® exchange-traded funds, the Trust may take advantage of the exemptions and scaled requirements applicable to emerging growth companies.

The returns on the Shares will not precisely correlate with the performance of the Index.

The value of and returns on the Shares are expected to reflect the value of and returns on the Trust’s underlying investments in Index Futures and the cash or other Collateral Assets used to collateralize the Index Future positions. The returns on the Shares will not precisely correlate with the performance of the Index due to, among other factors, differences between the return on the Collateral Assets and the U.S. Treasury rate used to calculate the U.S. Treasury return component of the Index, timing differences, differences between the portion of the Trust’s assets invested in Index Futures versus the portion of the return of the Index contributed by the Bloomberg Roll Select CI, differences between the settlement price of Index Futures and the closing level of the Bloomberg Roll Select CI and the payment of expenses and liabilities by the Trust.

Because the Trust is a passive investment vehicle, the value of the Shares may be adversely affected by losses that, if it had been actively managed, might have been possible to avoid.

The Advisor manages the Trust’s assets in a manner that seeks to obtain returns that correspond generally, but are not necessarily identical, to the performance of the Index, before the payment of expenses and liabilities of the Trust. This means that the net asset value of the Trust and, consequently, the NAV are intended to generally track the Index when it is flat or declining, as well as when it is rising, and therefore, it is highly likely that the value of the Shares will be adversely affected by a decline in commodity futures prices reflected in the Index. The Advisor does not engage in any activities designed to obtain a profit from, or to ameliorate losses caused by, changes in the level of the Index or the Bloomberg Roll Select CI or the value of the Collateral Assets, including making use of any of the hedging techniques available to professional commodity futures traders to attempt to reduce the risks of losses resulting from commodity price decreases.

Fees and expenses payable by the Trust are charged regardless of profitability and may result in a depletion of its assets.

The Trust is subject to the fees and expenses described in this report, which are payable irrespective of profitability. These fees and expenses include an allocation to the Sponsor that accrues daily at an annualized rate of up to 0.75% of the Adjusted Net Asset Value of the Trust and is payable by the Trust monthly in arrears. The Sponsor’s Fee may be adjusted by the Sponsor in its discretion from time to time to any amount up to 0.75% of the Adjusted Net Asset Value of the Trust. The Sponsor’s Fee may not be adjusted to above 0.75% of the Adjusted Net Asset Value of the Trust absent an amendment to the Trust’s trust agreement in accordance with its terms, and such an adjustment may only become effective thirty days after the Trustee has notified the registered holders of the amendment.

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

The Trust’s ability to operate is dependent on the Sponsor, the Trustee, the Advisor and certain other key service providers and other parties.

The Trust’s ability to operate and to achieve its investment objective is dependent on a number of parties, including:

●	the Sponsor, who exercises general oversight and authority over the Trust;

●	the Trustee, who is responsible for the day-to-day administration of the Trust;

●	the Trust Administrator, who provides certain administrative and custodial services to the Trust;

●	the Advisor, who exercises general oversight over the Trust’s investment activities;

●	the Clearing FCM, through which the Trust transacts in Index Futures and maintains its Index Future positions;

●	the Exchange, through which the Trust’s Index Future transactions clear and settle;

●	the Index Providers, who own the rights to the Index on which the Trust’s investment objective is based;

●	the Index Administrator, who administers, calculates and publishes the Index;

●

the Authorized Participants, whose creation and redemption activities allow Index Futures and Collateral Assets to be converted to Shares and vice versa, to help maintain the relationship between the Index and the Shares; and

●	PricewaterhouseCoopers LLP, who provides tax reporting and tax administrative services.

Disruptions in the business of any of the foregoing parties or the termination of the Trust’s relationship with any of the foregoing parties could adversely affect the Trust’s operations. Shared ownership of a number of the foregoing parties may heighten this risk. The Sponsor, the Advisor and the Trustee are commonly controlled subsidiaries of BlackRock, Inc. UBS Securities, an Index Provider, acts as the Trust’s Clearing FCM and as an Authorized Participant and was the initial purchaser of the Shares. A number of the foregoing parties are publicly traded companies or subsidiaries of publicly traded companies, and a portion of their shares may be owned by one or more of the other foregoing parties.

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

Although it is generally expected that the Trust’s direct services providers and agents will have disaster recovery or similar programs or safeguards in place to mitigate the effect of such unforeseen circumstances and events, there can be no assurance that these safeguards are in place for all parties whose activities may affect the performance of the Trust, or that these safeguards, even if implemented, will be successful in preventing losses associated with such unforeseen circumstances and events. Nor can there be any assurance that the systems and applications on which the Trust relies will continue to operate as intended. In addition to potentially causing performance failures at, or direct losses to, the Trust, any such unforeseen circumstances and events or operational failures may further distract the service providers, agents or personnel on which the Trust relies, reducing their ability to conduct the activities on which the Trust is dependent. These risks cannot be fully mitigated or prevented, and further efforts or expenditures to do so may not be cost-effective, whether due to reduced benefits from implementing additional or redundant safeguards or due to increases in associated maintenance requirements and other expenses that may make it more costly for the Trust to operate in more typical circumstances.

The price you receive upon the sale of your Shares may be less than their NAV.

Shares may trade at, above or below their NAV. The NAV fluctuates with changes in the market value of the Trust’s assets. The trading price of Shares fluctuates in accordance with changes in the NAV, intraday changes in the value of the Index Futures and market supply and demand. The amount of the discount or premium in the trading price of the Shares relative to their NAV may be influenced by non-concurrent trading hours between NYSE Arca, the exchange on which the Shares trade, the Exchanges on which Index Futures trade and the principal commodities markets on which the futures contracts in the Bloomberg Roll Select CI trade. While the Shares are expected to trade on NYSE Arca until 4:00 p.m. (New York time), liquidity in the markets for the Index Futures and the futures contracts underlying the Bloomberg Roll Select CI is expected to be reduced whenever the principal markets for those contracts are closed. As a result, trading spreads, and the resulting premium or discount on Shares, may widen during these “gaps” in market trading hours.

The Trust is not obligated to pay periodic distributions or dividends to Shareholders.

Interest or other income received with respect to the Trust’s assets may be used to acquire additional Index Futures or Collateral Assets or, in the discretion of the Sponsor, distributed to the Shareholders. The Trust is not obligated, however, to make any distributions to Shareholders at any time prior to the dissolution of the Trust.

The Trust could be liquidated at a time when the disposition of its interests will result in losses to investors in Shares.

Certain events, such as the delisting of the Shares, the election by 75% of the Shareholders to dissolve the Trust, the resignation of the Trustee without a successor, the Trust becoming subject to regulation as an “investment company,” the determination by the Sponsor that the dissolution of the Trust is advisable, the Trust becoming subject to taxation as an association taxable as a corporation, or the DTC becoming unable or unwilling to perform its functions, may prompt the Trust’s dissolution. Upon dissolution of the Trust, the Trust will in most circumstances sell the Index Futures and securities held by it in the amount necessary to cover all expenses of liquidation and to pay any outstanding liabilities of the Trust. The remaining assets will be distributed among investors surrendering Shares. In the event the Trustee cannot distribute such assets proportionately among the Shareholders entitled thereto or if the Trustee determines that such distribution is not lawful or feasible, the Trustee may use any other method of distribution that it deems to be lawful, equitable, and feasible, including the public or private sale of Trust assets and the distribution of the proceeds thereof. Any property remaining in the possession of the Trustee after ninety days may be sold by the Trustee, and the proceeds of the sale will be held by the Trustee until claimed by any remaining Shareholders.

In connection with any such liquidation, Trust property may be sold for prices that are less than the portion of the NAV attributable to such Trust property. Accordingly, the liquidation of Trust property may result in losses, or adversely affect your gains, on your investment in Shares.

The Sponsor has broad discretion to liquidate the Trust at any time.

The Trust’s trust agreement provides the Sponsor with broad discretion to liquidate the Trust at any time the Sponsor determines that liquidation of the Trust is advisable. It cannot be predicted when or under what circumstances, if any, the Sponsor would use this discretion to liquidate the Trust. Any such liquidation may occur at a time when you are suffering a loss on your investment in the Shares and may upset the overall maturity and timing of your investment portfolio.

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

The Trustee may suspend the right of redemption or postpone the redemption settlement date for such periods as it or the Sponsor deems to be necessary for any reason. In addition, the Trustee has the right to reject any redemption order for any reason, including, among others, (1) the related order not being in proper form as described in the authorized participant agreement, (2) market conditions or other circumstances that make transactions in or delivery of the Shares or the Index Futures impossible or impractical, (3) a determination by the Trustee that the acceptance of the related order would have adverse tax or other consequences to the Trust or the Shareholders, or (4) circumstances that would cause the acceptance of the related order to result in a violation of law in the opinion of counsel to the Trustee, the Sponsor or the Trust Administrator. Any such postponement, suspension or rejection could adversely affect a redeeming Authorized Participant. For example, the resulting delay may adversely affect the value of the redemption proceeds if the NAV declines during the period of the delay. Under the authorized participant agreement, the Trustee disclaims any liability that may result from any such suspension, postponement or rejection.

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

The CME imposes speculative position limits on market participants trading in Index Futures, including the Trust, that typically prohibit any person from holding a position of more than 59,000 contracts. The Trust may from time to time seek to obtain exemptions from those position limits from the CME, but these exemptions may be limited, including with respect to the additional number of contracts permitted to be held under such exemption and the time period for which the exemption applies. Position limits may also apply to other Index Futures traded by the Trust. The availability of obtaining any exemption from any such position limits is expected to be subject to the ability or willingness of the applicable Exchange to grant such exemption, as well as applicable law.

The Trust’s ability to issue new Baskets or reinvest income in additional Index Futures may be limited to the extent these activities would cause the Trust to exceed the position limits then applicable to those Index Futures. The Trust may also be required to liquidate any existing contracts in excess of the then applicable position limits, including as a result of changes to applicable position limits or as a result of the loss of an exemption, or be required to take other actions with potentially adverse effects on the liquidity or value of the Shares.

Additionally, legislative or regulatory action, actions by a DCM or actions by the Clearing FCM may impose limitations on the size of positions that the Trust may take in Index Futures and/or impose limitations on the size of positions that may be carried by other market participants, adversely affecting the liquidity and price of Index Futures and the underlying futures. Such events could force the Trust or other market participants to sell Index Futures, or encourage market participants to sell or redeem their Shares. The CFTC has proposed that any risk management exemptions granted by designated contract markets, such as any exemption that may be applicable to the Trust’s positions in Index Futures, would be subject to CFTC review and approval. As a result, if the Proposed Position Limits Rules are adopted as proposed, the current maximum position in Index Futures permitted to be held by the Trust could be reduced relative to the maximum position otherwise permitted, which could in turn require the Trust to liquidate some or all of its positions in Index Futures. Any such reduction could affect the liquidity of Index Futures and adversely impact the price of the Shares as well as the correlation between the price of the Shares and the net asset value of the Trust.

DCMs may also take steps, such as requiring liquidation of open positions, in the case of disorderly markets, market congestion and other market disruptions. These actions could require the Trust to liquidate all or part of its Index Future positions or require holders of positions in the futures contracts underlying the Bloomberg Roll Select CI to liquidate their positions. This could affect the level of the Index and the NAV. See also “Risk Factors Relating to Commodities Markets—Regulatory developments with respect to the futures and over-the-counter derivatives markets, and in particular, with respect to speculative trading in futures contracts and over-the-counter derivatives involving commodities and commodity indices, could adversely affect the value of your Shares.”

Shareholders do not have the rights normally associated with ownership of common shares; the Sponsor and the Trustee exercise substantial control over the Trust.

Shareholders are not entitled to the same rights as owners of shares issued by a corporation. By acquiring Shares, you are not acquiring the right to elect directors, to receive dividends, to vote on certain matters regarding the Trust or to take other actions normally associated with the ownership of common shares.

Additionally, the Sponsor and the Trustee exercise substantial control over the Trust’s activities. Among other things, the Trust’s trust agreement authorizes the Sponsor to determine whether to make distributions to Shareholders, gives the Sponsor oversight over NAV calculations and the creation and redemption process and permits the Sponsor to dissolve the Trust if it deems such dissolution advisable. The Trustee also retains the right to reject any order for the creation or redemption of Baskets. The Sponsor and the Trustee may amend the provisions of the Trust’s trust agreement, including in a manner adverse to Shareholders, without Shareholder consent, including to change the assets through which the Trust seeks to achieve its investment objective, which may alter the nature of an investment in, and the performance of, the Shares.

The Trust’s trust agreement provides that in the case of a conflict of interest between the Trustee, the Sponsor and their affiliates, on the one hand, and the holders of Shares, on the other, the Trustee and the Sponsor will resolve such conflict considering the relevant interests of each party (including their own interests) and related benefits and burdens, any customary or accepted industry practices, and any applicable generally accepted accounting practices or principles. The Trust’s trust agreement further provides that in the absence of bad faith by the Trustee or the Sponsor, such a resolution will not constitute a breach of the Trust’s trust agreement or any duty or obligation of the Trustee or the Sponsor.

Shareholders do not have the protections normally associated with the ownership of shares in an investment company registered under the Investment Company Act.

The Trust is not registered as an investment company for purposes of United States federal securities laws, and is not subject to regulation by the SEC as an investment company. Consequently, Shareholders do not have the regulatory protections provided to investors in investment companies registered under the Investment Company Act. For example, the provisions of the Investment Company Act that limit transactions with affiliates, prohibit the suspension of redemptions (except under limited circumstances) and limit sales loads do not apply to the Trust. iShares® Delaware Trust Sponsor LLC, as the Sponsor, is registered with the CFTC as a commodity pool operator, and BlackRock Fund Advisors, as the Advisor, is registered with the CFTC as a commodity trading advisor. The CFTC therefore has jurisdiction over these entities and regulatory authority over certain activities of the Trust. The nature and degree of this regulation differs from the regulatory scheme imposed under the Investment Company Act.

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

Under the Trust’s trust agreement, the Sponsor, the Trustee and their respective agents have the right to be indemnified by the Trust for any liability or expense they incur without negligence, bad faith, willful misconduct or reckless disregard of their duties on their part. That means the Sponsor and the Trustee may require the assets of the Trust to be sold in order to cover losses or liabilities suffered by it, which would reduce the net asset value of the Trust and the value of the Shares.

Likewise, under the Trust’s advisory agreement, the Advisor and its agents have the right to be indemnified by the Trust for any liability or expense they incur without negligence, bad faith, willful misconduct or reckless disregard of their duties on their part. That means the Advisor may require the assets of the Trust to be sold in order to cover losses or liabilities suffered by it, which would reduce the net asset value of the Trust and the value of the Shares.

Regulatory changes or actions may affect the Shares.

The futures markets are subject to comprehensive regulation. In addition, the CFTC and the exchanges are authorized to take extraordinary actions in the event of a market emergency, including, for example, implementing retroactively speculative position limits or higher margin requirements, establishing daily price limits and suspending trading. The regulation of futures transactions in the United States is subject to modification by government, exchange and judicial action. The effect of any future regulatory change on the Trust could be substantial and adverse. See also “—Exchange position limits and other rules may restrict the creation of Baskets and the operation of the Trust” above and “Risk Factors Relating to Commodities Markets—Regulatory developments with respect to the futures and over-the-counter derivatives markets, and in particular, with respect to speculative trading in futures contracts and over-the-counter derivatives involving commodities and commodity indices, could adversely affect the value of your Shares.”

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

The Sponsor is an affiliate of the Trustee and therefore may have a conflict of interest with respect to its oversight of the Trustee. In particular, the Sponsor, which has authority to remove the Trustee in its discretion, has an incentive not to exercise this authority, even when it is in the best interests of the Shareholders to do so, because of the affiliation between the entities. The Trustee is authorized to appoint an unaffiliated Trust Administrator or other agent to carry out all or some of its duties under the Trust’s trust agreement, but is not required to delegate any of its duties to an unaffiliated third party.

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

As described elsewhere in this report, in return for paying certain amounts that would otherwise be considered ordinary operating expenses of the Trust, the Sponsor receives an allocation from the Trust that accrues daily at an annualized rate of up to 0.75% of the Adjusted Net Asset Value of the Trust, is payable monthly in arrears, and is subject to adjustment from time to time, except that the Sponsor’s Fee may not be adjusted to above 0.75% of the Adjusted Net Asset Value absent an amendment to the Trust’s trust agreement and thirty days’ prior notice to registered holders of the Shares. The allocation received by the Sponsor from the Trust may be higher than the amount the Trust would negotiate with an unaffiliated third party manager on an arms-length basis.

In addition, the Sponsor and its affiliates (including the Trustee and the Advisor) collectively exercise substantial control over the Trust. To the extent the interests of the Sponsor and its affiliates conflict with those of the Trust and the Shareholders, the risks associated with such conflicts may be greater than they would otherwise be for a party that cannot exercise such control over the Trust. The Trust’s trust agreement provides that in the case of a conflict of interest between the Trustee, the Sponsor and their affiliates, on the one hand, and the holders of Shares, on the other, the Trustee and the Sponsor will resolve such conflict considering the relevant interests of each party (including their own interests) and related benefits and burdens, any customary or accepted industry practices, and any applicable generally accepted accounting practices or principles. The Trust’s trust agreement further provides that in the absence of bad faith by the Trustee or the Sponsor, such a resolution will not constitute a breach of the Trust’s trust agreement or any duty or obligation of the Trustee or the Sponsor.

The Sponsor and its affiliates may also engage in trading activities relating to the Index Futures, the components of the Index or the Bloomberg Roll Select CI or other derivative instruments related to those indices that are not for the account of, or on behalf of, the Trust or the Shareholders and that may compete with trading activity in the Shares. These activities may present a conflict between the Shareholders’ interest in the Shares and the interest of the Sponsor and its affiliates in their proprietary accounts, in facilitating transactions, including derivatives transactions, for their customers’ accounts and in accounts under their management. These trading activities could be adverse to the interests of the Shareholders. Moreover, the Sponsor and its affiliates have published and in the future expect to publish research reports with respect to commodities markets. This research may express opinions or provide recommendations that are inconsistent with purchasing or holding Shares. The research should not be viewed as a recommendation or endorsement of the Shares in any way, and investors must make their own independent investigation of the merits of this investment. Any of these activities by the Sponsor and its affiliates may affect the level of the Bloomberg Roll Select CI or its components and, therefore, the value of the Index Futures and the price of the Shares.

Proprietary trading and other activities by UBS Securities and its affiliates could conflict with your interests as a Shareholder.

Activities conducted by UBS Securities and its affiliates may conflict with your interests as a Shareholder. For example, the Advisor may execute a substantial amount, and potentially all, of the purchases and sales of Index Futures through UBS Securities, as the Trust’s Clearing FCM. In addition, it is expected that UBS Securities or its accountholders will represent, directly or indirectly, a substantial portion of the short-side market for the Index Futures. Further, UBS Securities and its affiliates actively trade futures contracts and options on futures contracts on the commodities that underlie the Index, over-the-counter contracts on these commodities, the underlying commodities included in the Index and other instruments and derivative products based on the Index, the Bloomberg Roll Select CI and the Bloomberg CI. Any of these activities of UBS Securities or its affiliates could adversely affect the level of the Index or the Index Futures, directly or indirectly, by affecting the price of the underlying commodities and, therefore, the value of the Index, the Index Futures and the price of the Shares.

In addition, UBS Securities is one of the Index Providers, and although Bloomberg calculates, administers and distributes the Index on behalf of UBS Securities. UBS Securities retains ownership of the Index, the Bloomberg CI and the Bloomberg Roll Select CI and retains the right to dismiss the Index Administrator from its duties relating to the administration, calculation and publication of such indices. To the extent UBS Securities’ interests conflict with those of the Trust and the Shareholders, the risks associated with such conflicts may be greater than they would otherwise be for a party that cannot exercise control over the Index, the Bloomberg CI and the Bloomberg Roll Select CI. According to UBS Securities, UBS Securities has implemented a firewall with respect to its personnel regarding access to information concerning the composition and/or changes to the Index. See “—Proprietary trading and other activities by the Index Providers and their respective affiliates could conflict with your interests as a Shareholder.”

UBS Securities and its affiliates may also issue or underwrite other securities or financial or derivative instruments with returns indexed to the Index, the Bloomberg CI or the Bloomberg Roll Select CI, which would compete with the Shares. By introducing competing products into the marketplace, UBS Securities and its affiliates could adversely affect the price of the Shares. To the extent that UBS Securities or its affiliates serve as issuer, agent or underwriter of those securities or other similar instruments, their interests with respect to those products may be adverse to your interests as a Shareholder. In addition, UBS Securities is an Authorized Participant and was the initial purchaser of the Shares, while as noted above, it is expected to represent, directly or indirectly, a substantial portion of the short-side market for the Index Futures and could therefore benefit from the adverse performance of the Index Futures which would be adverse to the price of the Shares.

Proprietary trading and other activities by the Index Providers and their respective affiliates could conflict with your interests as a Shareholder.

Activities conducted by the Index Providers and their respective affiliates may conflict with your interests as a Shareholder. For example, one or more of the Index Providers or their respective affiliates may also engage in trading in the Index, the Bloomberg CI, the Bloomberg Roll Select CI, related indices and sub-indices, and other investments relating to such indices or their underlying components on a regular basis as part of its general business, for proprietary accounts, for other accounts under management, to facilitate transactions for customers or to hedge obligations under products linked to such indices. One or more of the Index Providers or their respective affiliates may also issue or underwrite securities or financial or derivative instruments with returns linked or related to changes in the performance of any of the foregoing. Any of these activities could adversely affect the market price of the commodities or futures contracts underlying such indices or the value of the indices themselves, which may adversely affect the value of the Shares. According to UBS Securities, UBS Securities has implemented a firewall with respect to its personnel regarding access to information concerning the composition and/or changes to the Index. It is possible that one or more of the Index Providers or their respective affiliates could receive substantial returns from these hedging activities while the market value of the underlying commodities or futures contracts, the value of the indices, or the price or the NAV of the Shares decline. Some or all of these risks may be further exacerbated as a result of various other roles of the Index Providers or their affiliates relating to the Trust, the Shares or the Index Futures.

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

The U.S. tax rules that apply to partnerships are complex and their application is not always clear. Moreover, the rules generally were not written for, and in some respects are difficult to apply to, publicly traded interests in partnerships. In addition, the Trust will report tax information to you on Internal Revenue Service, or “IRS,” Schedule K-1 with respect to the Shares. The Trustee shall deliver or cause to be delivered to each Shareholder an IRS Schedule K-1 as soon as practicable following each fiscal year but generally not later than March 15. Reporting on IRS Schedule K-1 may be somewhat more complex than comparable reporting on IRS Form 1099. Each Shareholder, by its acquisition of Shares, will be deemed to agree to allow brokers and nominees to provide to the Trust its name and address and the other information and forms as may be reasonably requested by the Trust for purposes of complying with their tax reporting and withholding obligations (and to waive any confidentiality rights with respect to the information and forms for this purpose) and to provide information or forms upon request.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

a) On August 9, 2013, the Shares commenced trading on NYSE Arca under the symbol “CMDT.” For each of the quarters during the fiscal year ended December 31, 2014 and the period from August 9, 2013 to December 31, 2013, the high and low sale prices of the Shares as reported for transactions on the NYSE Arca were as follows:

Year Ended December 31, 2014	High	Low
First Quarter	$53.84	$49.51
Second Quarter	55.07	53.09
Third Quarter	53.51	48.26
Fourth Quarter	48.80	42.81

Period from August 9, 2013 to December 31, 2013	High	Low
Third Quarter	$52.65	$50.92
Fourth Quarter	51.35	49.39

The number of Shareholders of record of the registrant as of January 31, 2015 was approximately 271.

The Trust made no distributions to Shareholders during the fiscal year ended December 31, 2014 and the period from August 8, 2013 (commencement of operations) to December 31, 2013. The Trust has no obligation to make periodic distributions to Shareholders.

b) Not applicable.

c) No redemption of Shares occurred during the fourth quarter of the year ended December 31, 2014.

Item 6. Selected Financial Data.

Financial Highlights (for the years ended December 31, 2014 and 2013*)

(Dollar amounts in $000’s, except for per Share amounts)

	December 31,
	2014	2013*
Total assets	$15,024	$12,721
Total gain (loss) on sales of short-term investments and futures contracts	$(1,971)	$175
Net gain (loss)	$(2,902)	$128
Weighted-average Shares outstanding	288,493	130,479
Net gain (loss) per Share	$(10.06)	$0.98
Net cash flows	$(1)	$52

*     For the period from August 8, 2013 (commencement of operations) to December 31, 2013.

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

Although the Trust is an emerging growth company subject to reduced public company reporting requirements under U.S. federal securities laws, it has elected not to make use of the extended transition period for complying with new or revised accounting standards pursuant to Section 107(b) of the JOBS Act and has otherwise prepared the financial statements and disclosures included in this Form 10-K in a manner comparable to that of other iShares® exchange-traded funds.

As described in Part I above, the Trust seeks to track the results of a fully collateralized investment in futures contracts on an index composed of a diversified group of commodities futures which attempts to minimize contango and maximize backwardation. The Trust seeks to track the investment returns of the Index before payment of the Trust's expenses and liabilities. The Index is a statistical composite that tracks a diversified group of commodities futures. The Index does not actually hold a portfolio of futures contracts and does not incur the fees and expenses incurred by the Trust. These fees and expenses negatively impact the Trust's performance relative to that of the Index.

The following graphs present the change in NAV of the Trust and the closing level of the Index for the period from August 8, 2013 (commencement of operations) to December 31, 2014:

Results of Operations

The Year Ended December 31, 2014

The Trust’s net asset value increased from $12,594,593 at December 31, 2013 to $14,787,750 at December 31, 2014. The increase in the Trust’s net asset value resulted primarily from an increase in outstanding Shares, which rose from 250,000 Shares at December 31, 2013 to 350,000 Shares at December 31, 2014, a consequence of 100,000 Shares (2 Baskets) being created and zero Shares being redeemed during the year. The Trust’s net asset value was partially offset by a net loss.

Net loss for the year ended December 31, 2014 was $2,902,004, resulting from a net investment loss of $114,192 and a net realized and unrealized loss of $2,787,812. For the year ended December 31, 2014, the Trust had a net realized and unrealized gain of $654 on short-term investments and a net realized and unrealized loss of $2,788,466 on futures contracts. Other than the Sponsor’s Fees of $108,570 and brokerage commissions and fees of $11,889, the Trust had no expenses during the year.

The period from August 8, 2013 (commencement of operations) through December 31, 2013

The Trust’s net asset value increased from $5,000,000 at August 8, 2013 (commencement of operations) to $12,594,593 at December 31, 2013. The increase in the Trust’s net asset value resulted primarily from an increase in outstanding Shares, which rose from 100,000 Shares at August 8, 2013 to 250,000 Shares at December 31, 2013, a consequence of 150,000 Shares (3 Baskets) being created and zero Shares being redeemed during the period. The Trust’s net asset value also benefitted from a net gain.

Net gain for the period ended December 31, 2013 was $127,561, resulting from a net investment loss of $22,327 and a net realized and unrealized gain of $149,888. For the period ended December 31, 2013, the Trust had a net realized gain of $187 on short-term investments and a net realized and unrealized gain of $149,701 on futures contracts. Other than the Sponsor’s Fees of $19,456 and brokerage commissions and fees of $3,828, the Trust had no expenses during the period.

Liquidity and Capital Resources

The Trust’s assets as of December 31, 2014 consist of Index Futures and Collateral Assets used to satisfy applicable margin requirements for those Index Future positions. The Trust does not anticipate any further need for liquidity, because creations and redemptions of Shares generally occur in kind and ordinary expenses are met by cash on hand. Interest earned on the assets posted as collateral is paid to the Trust and is used to pay the Sponsor’s Fees and purchase additional Index Futures and Collateral Assets, or, in the discretion of the Sponsor, distributed to Shareholders. For the year ended December 31, 2014, interest income was $6,267, while the Sponsor’s Fees totaled $108,570. For the period from August 8, 2013 (commencement of operations) to December 31, 2013, interest income was $957, while the Sponsor’s Fees totaled $19,456. In exchange for a fee based on the net asset value of the Trust, the Sponsor has assumed most of the ordinary expenses incurred by the Trust. In the case of an extraordinary expense and/or insufficient interest income to cover ordinary expenses, however, the Trust could be forced to liquidate its positions in Index Futures and Collateral Assets to pay such expenses. As of December 31, 2014, the market for Index Futures had not developed significant liquidity and the Trust represented substantially all of the long-side open interest in Index Futures. In addition, it is expected that UBS Securities or its accountholders may represent, directly or indirectly, a substantial portion of the short-side interest in such market. The existence of such a limited number of market participants could cause or exacerbate losses to the Trust if the Trust were required to liquidate its Index Future positions.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Quantitative Disclosure

The Trust is exposed to commodity price risk through the Trust’s holdings of Index Futures. The following table provides information about the Trust’s futures contract positions, which are sensitive to changes in commodity prices. As of December 31, 2014, the Trust’s open Index Future positions (long) were as follows:

Number of Contracts:	588
Expiration Date:	March 2015
Weighted-Average Price per Contract:	$265.58
Notional Amount (Fair Value):	$14,774,088

The notional amount is calculated using the settlement price for the Index Futures on the CME on December 31, 2014, which was $251.26 per contract, and the $100 multiplier applicable under the contract terms.

Qualitative Disclosure

As described herein, the Trust seeks to track the results of a fully collateralized investment in futures contracts on an index composed of a diversified group of commodities futures which attempts to minimize contango and maximize backwardation. The Trust seeks to track the investment returns of the Index before payment of the Trust’s expenses and liabilities. The Index itself is intended to reflect the performance of a diversified group of physical commodities, including energy commodities, precious and industrial metal commodities, agricultural commodities and livestock commodities. The Trust obtains this exposure to commodity prices through the Trust’s Index Future positions. As a result, fluctuations in the value of the Trust’s Index Futures are expected to directly affect the value of the Shares.

The Trust will not engage in any activities designed to obtain a profit from, or ameliorate losses caused by, changes in the level of the Index or the Bloomberg Roll Select CI, or the value of any Collateral Assets. The Trust’s exposure to market risk may be influenced by a number of factors, including the lack of liquidity of the Index Future market and activities of other market participants.

Item 8. Financial Statements and Supplementary Data.

Quarterly Income Statements*

(Dollar amounts in $000’s, except for per Share amounts)

	Three Months Ended (Unaudited)				Year Ended
	March 31,	June 30,	September 30,	December 31,	December 31,
	2014	2014	2014	2014	2014
Investment Income
Interest	$2	$2	$1	$2	$6
Total investment income	2	2	1	2	6

Expenses
Sponsor’s fees	24	25	29	31	109
Brokerage commissions and fees	3	3	3	4	12
Total expenses	27	28	32	34	120
Net investment loss	(25)	(26)	(31)	(33)	(114)
Realized and Unrealized Gain (Loss)
Net realized gain (loss) from:
Short-term investments	0	0	0	0	0
Futures contracts	879	(187)	(1,023)	(1,641)	(1,971)
Net realized gain (loss)	879	(187)	(1,023)	(1,641)	(1,971)
Net change in unrealized appreciation/depreciation on:
Short-term investments	—	—	—	0	0
Futures contracts	(121)	289	(755)	(230)	(817)
Net change in unrealized appreciation/depreciation	(121)	289	(755)	(229)	(817)
Net realized and unrealized gain (loss)	758	102	(1,778)	(1,870)	(2,788)
Net gain (loss)	$734	$75	$(1,809)	$(1,902)	$(2,902)
Net gain (loss) per Share	$2.93	$0.30	$(5.98)	$(5.44)	$(10.06)
Weighted-average Shares outstanding	250,000	250,000	302,717	350,000	288,493

	Three Months Ended (Unaudited)		Year Ended
	September 30, 2013**	December 31, 2013	December 31, 2013**
Investment Income
Interest	$0	$1	$1
Total investment income	0	1	1

Expenses
Sponsor’s fees	6	14	19
Brokerage commissions and fees	1	3	4
Total expenses	7	17	23
Net investment loss	(6)	(16)	(22)
Realized and Unrealized Gain (Loss)
Net realized gain (loss) from:
Short-term investments	0	(0)	0
Futures contracts	109	66	175
Net realized gain	109	66	175
Net change in unrealized appreciation/depreciation on:
Short-term investments	—	—	—
Futures contracts	(16)	(9)	(25)
Net change in unrealized appreciation/depreciation	(16)	(9)	(25)
Net realized and unrealized gain	92	58	150
Net gain	$86	$42	$128
Net gain per Share	$0.86	$0.28	$0.98
Weighted-average Shares outstanding	100,000	148,370	130,479

*	Certain totals may not sum due to rounding.
**	Commencement of operations, August 8, 2013.

See Index to Financial Statements on page F-1 for a list of the financial statements being filed herein.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

There have been no changes in accountants and no disagreements with accountants during the year ended December 31, 2014.

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

Management’s Report on Internal Control over Financial Reporting

The Sponsor’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rules 13a-15(f) and 15d-15(f). The Trust’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Internal control over financial reporting includes those policies and procedures that: (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the Trust’s assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that the Trust’s receipts and expenditures are being made only in accordance with appropriate authorizations; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Trust’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become ineffective because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The principal executive officer and principal financial officer of the Sponsor assessed the effectiveness of the Trust’s internal control over financial reporting as of December 31, 2014. Their assessment included an evaluation of the design of the Trust’s internal control over financial reporting and testing of the operational effectiveness of their internal control over financial reporting. In making its assessment, the Sponsor’s management has utilized the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in its report entitled Internal Control – Integrated Framework (2013). Based on their assessment and those criteria, the principal executive officer and principal financial officer of the Sponsor concluded that the Trust maintained effective internal control over financial reporting as of December 31, 2014.

Report of the Independent Registered Public Accounting Firm

This annual report on Form 10-K does not include an attestation report of an independent registered public accounting firm regarding internal control over financial reporting. As an emerging growth company, the Trust is exempt from the auditor attestation requirements under Section 404(b) of the Sarbanes-Oxley Act, and accordingly has not engaged any independent registered public accounting firm to perform an audit of internal control over financial reporting.

Changes in Internal Control over Financial Reporting

There were no changes in the Trust’s internal control over financial reporting that occurred during the Trust’s fourth fiscal quarter of the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Trust’s internal control over financial reporting.

Item 9B. Other Information.

Not applicable.

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

Item 14. Principal Accounting Fees and Services.

(1) to (4). Fees for services performed by PricewaterhouseCoopers LLP for the year ended December 31, 2014 and for the period from August 8, 2013 (commencement of operations) to December 31, 2013 were:

	2014	2013
Audit fees	$50,900	$33,715
Audit-related fees	250	—
Tax fees	131,742	190,518
All other fees	—	—
	$182,892	$224,233

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

(6) None of the hours expended on PricewaterhouseCoopers LLP’s engagement to audit the registrant’s financial statements for the year ended  December 31, 2014 were attributable to work performed by persons other than the principal accountant’s full-time, permanent employees.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

a)(1) See Index to Financial Statements on Page F-1 for a list of the financial statements being filed as part of this report.

a)(2) Schedules may have been omitted since they are either not required, not applicable, or the information has otherwise been included.

a)(3)

Exhibit No.	Description
3.1	Restated Certificate of Trust is incorporated by reference to Exhibit 3.1 filed with Current Report on Form 8-K on July 7, 2014

4.1	Amended and Restated Trust Agreement is incorporated by reference to Exhibit 4.1 filed with Current Report on Form 8-K on July 7, 2014

4.2	Form of Authorized Participant Agreement is incorporated by reference to Exhibit 4.2 filed with Post-Effective Amendment No. 1 to Registration Statement No. 333-178376 on April 2, 2014

10.1	Investment Advisory Agreement is incorporated by reference to Exhibit 10.1 filed with Pre-Effective Amendment No. 5 to Registration Statement No. 333-178376 on August 2, 2013

10.2	Institutional Futures Customer Agreement is incorporated by reference to Exhibit 10.2 filed with Pre-Effective Amendment No. 5 to Registration Statement No. 333-178376 on August 2, 2013

10.3	Form of Service Module for Custodial Services is incorporated by reference to Exhibit 10.3 filed with Pre-Effective Amendment No. 3 to Registration Statement No. 333-178376 on July 1, 2013

10.4

Form of Service Module for Fund Administration and Accounting Services is incorporated by reference to Exhibit 10.4 filed with

Pre-Effective Amendment No. 3 to Registration Statement No. 333-178376 on July 1, 2013

10.5	Form of Master Services Agreement is incorporated by reference to Exhibit 10.5 filed with Pre-Effective Amendment No. 3 to Registration Statement No. 333-178376 on July 1, 2013

10.6	Form of Control Agreement is incorporated by reference to Exhibit 10.6 filed with Pre-Effective Amendment No. 3 to Registration Statement No. 333-178376 on July 1, 2013

23.1	Consent of PricewaterhouseCoopers LLP

31.1	Certification by Principal Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended

31.2	Certification by Principal Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended

32.1	Certification by Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification by Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

iShares® Commodity Optimized Trust

Financial Statements

Index

Page
Report of Independent Registered Public Accounting Firm	F-2

Statements of Financial Condition at December 31, 2014 and 2013	F-3

Statements of Operations for the year ended December 31, 2014 and for the period from August 8, 2013 (commencement of operations) to December 31, 2013	F-4

Statements of Changes in Shareholders’ Capital for the year ended December 31, 2014 and for the period from August 8, 2013 (commencement of operations) to December 31, 2013	F-5

Statements of Cash Flows for the year ended December 31, 2014 and for the period from August 8, 2013 (commencement of operations) to December 31, 2013	F-6

Schedules of Investments at December 31, 2014 and 2013	F-7

Notes to Financial Statements	F-8

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Sponsor, Trustee and Shareholders of

iShares® Commodity Optimized Trust:

In our opinion, the financial statements listed in the accompanying index present fairly, in all material respects, the financial position of iShares® Commodity Optimized Trust (formerly known as the iShares® Dow Jones-UBS Roll Select Commodity Index Trust) (the “Trust”) at December 31, 2014 and 2013, and the results of its operations and its cash flows for the year ended December 31, 2014 and for the period from August 8, 2013 (commencement of operations) to December 31, 2013 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Trust’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

San Francisco, California

February 27, 2015

iShares® Commodity Optimized Trust

Statements of Financial Condition

At December 31, 2014 and 2013

	December 31,
	2014	2013
Assets
Current Assets
Cash and cash equivalents	$50,606	$51,845
Cash and cash equivalents held at brokers (restricted)	535,000	445,000
Short-term investments(a)	14,438,380	12,224,010
Total Assets	$15,023,986	$12,720,855
Liabilities and Shareholders’ Capital
Current Liabilities
Payable for variation margin on open futures contracts (Note 9)	$226,379	$118,719
Sponsor’s fees payable	9,857	7,543
Total Liabilities	236,236	126,262
Commitments and Contingent Liabilities (Note 7)	—	—
Shareholders’ Capital
Shares, no par value, unlimited amount authorized (at redemption value) – 350,000 issued and outstanding at December 31, 2014 and 250,000 issued and outstanding at December 31, 2013	14,787,750	12,594,593
Total Shareholders’ Capital	14,787,750	12,594,593
Total Liabilities and Shareholders’ Capital	$15,023,986	$12,720,855

Net asset value per Share	$42.25	$50.38

(a)     Cost of short-term investments at December 31, 2014 and 2013: $14,437,897 and $12,224,010, respectively.

See notes to financial statements.

iShares® Commodity Optimized Trust

Statements of Operations

For the year ended December 31, 2014

and the period from August 8, 2013 (commencement of operations) to December 31, 2013

	Year Ended December 31, 2014	Period from August 8, 2013 (commencement of operations) to December 31, 2013
Investment Income
Interest	$6,267	$957
Total investment income	6,267	957
Expenses
Sponsor’s fees	108,570	19,456
Brokerage commissions and fees	11,889	3,828
Total expenses	120,459	23,284
Net investment loss	(114,192)	(22,327)
Realized and Unrealized Gain (Loss)
Net realized gain (loss) from:
Short-term investments	171	187
Futures contracts	(1,971,431)	174,717
Net realized gain (loss)	(1,971,260)	174,904
Net change in unrealized appreciation/depreciation on:
Short-term investments	483	—
Futures contracts	(817,035)	(25,016)
Net change in unrealized appreciation/depreciation	(816,552)	(25,016)
Net realized and unrealized gain (loss)	(2,787,812)	149,888
Net gain (loss)	$(2,902,004)	$127,561
Net gain (loss) per Share	$(10.06)	$0.98
Weighted-average Shares outstanding	288,493	130,479

See notes to financial statements.

iShares® Commodity Optimized Trust

Statements of Changes in Shareholders’ Capital

For the year ended December 31, 2014

and the period from August 8, 2013 (commencement of operations) to December 31, 2013

	Year Ended December 31, 2014	Period from August 8, 2013 (commencement of operations) to December 31, 2013
Shareholders’ Capital, Beginning of Period	$12,594,593	$—
Contributions	5,095,161	12,467,032
Net investment loss	(114,192)	(22,327)
Net realized gain (loss)	(1,971,260)	174,904
Net change in unrealized appreciation/depreciation	(816,552)	(25,016)
Shareholders’ Capital, End of Period	$14,787,750	$12,594,593

See notes to financial statements.

iShares® Commodity Optimized Trust

Statements of Cash Flows

For the year ended December 31, 2014

and the period from August 8, 2013 (commencement of operations) to December 31, 2013

	Year Ended December 31, 2014	Period from August 8, 2013 (commencement of operations) to December 31, 2013
Cash Flows from Operating Activities
Net gain (loss)	$(2,902,004)	$127,561
Adjustments to reconcile net gain (loss) to net cash used in operating activities:
Purchases of short-term investments	(65,526,042)	(22,172,760)
Sales/maturities of short-term investments	63,318,593	9,949,894
Accretion of discount	(6,267)	(957)
Net realized gain on short-term investments	(171)	(187)
Net change in unrealized appreciation/depreciation on short-term investments	(483)	—
Change in operating assets and liabilities:
Cash and cash equivalents held at brokers (restricted)	(90,000)	(445,000)
Payable for variation margin on open futures contracts	107,660	118,719
Sponsor’s fees payable	2,314	7,543
Net cash used in operating activities	(5,096,400)	(12,415,187)
Cash Flows from Financing Activities
Contributions	5,095,161	12,467,032
Net cash provided by financing activities	5,095,161	12,467,032
Net increase (decrease) in cash and cash equivalents	(1,239)	51,845
Cash and Cash Equivalents
Beginning of period	51,845	—
End of period	$50,606	$51,845

See notes to financial statements.

iShares® Commodity Optimized Trust

Schedules of Investments

At December 31, 2014 and 2013

December 31, 2014

Face Amount	Security Description	Fair Value
	United States Treasury bills:
$76,000	0.02% due 01/15/15	$75,999
2,103,000	0.02% due 01/22/15	2,102,965
78,000	0.02% due 02/05/15	77,998
2,082,000	0.02% - 0.03% due 02/19/15	2,081,952
200,000	0.03% due 03/05/15	199,994
7,600,000	0.05% due 03/12/15	7,599,635
2,000,000	0.05% due 03/19/15	1,999,916
300,000	0.07% due 05/28/15	299,921
	Total United States Treasury bills (cost: $14,437,897) – 97.64%(a)	$14,438,380

(a)     Percentage is based on shareholders’ capital.

As of December 31, 2014, open Bloomberg Roll Select Commodity Index Futures contracts were as follows:

Number of Contracts	Expiration Date	Current Notional Amount	Net Unrealized Depreciation
588	March 2015	$14,774,088	$842,051

December 31, 2013

Face Amount	Security Description	Fair Value
	United States Treasury bills:
$150,000	0.03% due 01/09/14	$149,999
4,500,000	0.02% due 02/20/14	4,499,881
7,575,000	0.04% - 0.07% due 03/06/14	7,574,130
	Total United States Treasury bills (cost: $12,224,010) – 97.06%(a)	$12,224,010

(a)     Percentage is based on shareholders’ capital.

As of December 31, 2013, open Bloomberg Roll Select Commodity Index Futures contracts were as follows:

Number of Contracts	Expiration Date	Current Notional Amount	Net Unrealized Depreciation
424	March 2014	$12,570,328	$25,016

See notes to financial statements.

iShares® Commodity Optimized Trust

Notes to Financial Statements

December 31, 2014

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

Certain amounts in the financial statements for the prior year have been reclassified to conform to the current financial statement presentation.

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

Index Futures are derivative instruments valued at fair value, which the Trustee has determined to be that day’s announced CME settlement price. If there is no announced settlement price for a particular Index Future on that day, the Trustee will use the most recently announced CME settlement price unless the Trustee, in consultation with the Sponsor, determines that such price is inappropriate as a basis for valuation. The Trust’s derivatives are not designated as hedges, and all changes in the fair value are reflected in the Statements of Operations.

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

As of December 31, 2014 and 2013, the Trust had cash and cash equivalents held at brokers of $535,000 and $445,000, respectively, which were posted as margin for the Trust’s Index Future positions.

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

The Sponsor has reviewed the tax positions as of December 31, 2014, inclusive of the open tax return year, and has determined that no provision for income tax is required in the Trust’s financial statements.

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

Share activity was as follows:

	Year Ended December 31, 2014		Period from August 8, 2013 (commencement of operations) to December 31, 2013
	Shares	Amount	Shares	Amount
Shares issued	100,000	$5,095,161	250,000	$12,467,032
Shares redeemed	—	—	—	—
Net increase	100,000	$5,095,161	250,000	$12,467,032

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

8 - Financial Highlights

The following financial highlights relate to investment performance and operations for a Share outstanding for the year ended December 31, 2014 and the period from August 8, 2013 (commencement of operations) to December 31, 2013.

	Year Ended December 31, 2014	Period from August 8, 2013 (commencement of operations) to December 31, 2013
Net asset value per Share, beginning of period	$50.38	$50.00

Net investment loss(a)	(0.40)	(0.17)
Net realized and unrealized gain (loss)(b)	(7.73)	0.55
Net increase (decrease) in net assets from operations	(8.13)	0.38
Net asset value per Share, end of period	$42.25	$50.38

Total return, at net asset value(c)	(16.14)%	0.76% (d)

Ratio to average net assets:
Net investment loss(e)	(0.79)%	(0.85)%
Expenses(e)	0.83%	0.89%

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

(d)     Percentage is not annualized.

(e)     Percentage is annualized.

9 - Investing in Index Futures

Substantially all of the Trust’s assets are invested in Index Futures. The Index Futures’ settlement value at expiration is based on the value of Bloomberg Roll Select CI at that time. Therefore, the value of the Trust will fluctuate based upon the value of the Bloomberg Roll Select Cl and the prices of futures contracts and commodities underlying the Bloomberg Roll Select Cl. The commodities markets have historically been extremely volatile. For the year ended December 31, 2014 and the period from August 8, 2013 (commencement of operations) to December 31, 2013, the average month-end notional amounts of open Index Futures were $14,351,951 and $6,301,988, respectively.

The following table shows the variation margin on open futures contracts, by risk exposure category, on the Statements of Financial Condition as of December 31, 2014 and 2013:

	Asset Derivatives	Fair Value	Liability Derivatives	Fair Value
December 31, 2014
Commodity contracts	Receivable for variation margin on open futures contracts	$—	Payable for variation margin on open futures contracts	$226,379

December 31, 2013
Commodity contracts	Receivable for variation margin on open futures contracts	$—	Payable for variation margin on open futures contracts	$118,719

The following table shows the effect of the open futures contracts, by risk exposure category, on the Statements of Operations for the year ended December 31, 2014 and the period from August 8, 2013 (commencement of operations) to December 31, 2013:

	Statement of Operations Location	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation/Depreciation
December 31, 2014
Commodity contracts	Net realized gain (loss) from futures contracts	$(1,971,431)	$—
	Net change in unrealized appreciation/depreciation on futures contracts	$—	$(817,035)

December 31, 2013
Commodity contracts	Net realized gain (loss) from futures contracts	$174,717	$—
	Net change in unrealized appreciation/depreciation on futures contracts	$—	$(25,016)

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

The following table summarizes the valuation of the Trust’s investments by the fair value hierarchy levels as of December 31, 2014 and 2013:

	Level 1	Level 2	Level 3	Total
December 30, 2014
Futures contracts(a)	$(842,051)	$—	$—	$(842,051)
U.S. Treasury bills	—	14,438,380	—	14,438,380

December 31, 2013
Futures contracts(a)	$(25,016)	$—	$—	$(25,016)
U.S. Treasury bills	—	12,224,010	—	12,224,010

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

Sponsor of the iShares® Commodity Optimized Trust (registrant)

/s/ Patrick J. Dunne

Patrick J. Dunne

President and Chief Executive Officer

(Principal executive officer)

Date: February 27, 2015

/s/ Jack Gee

Jack Gee

Director and Chief Financial Officer

(Principal financial and accounting officer)

Date: February 27, 2015

/s/ Philip J. Jensen

Philip J. Jensen

Director

Date: February 27, 2015

/s/ Peter F. Landini

Peter F. Landini

Director

Date: February 27, 2015

/s/ Kimun Lee

Kimun Lee

Director

Date: February 27, 2015

/s/ Paul C. Lohrey

Paul C. Lohrey

Director

Date: February 27, 2015

*     The registrant is a trust and the persons are signing in their respective capacities as officers or directors of iShares® Delaware Trust Sponsor LLC, the Sponsor of the registrant.