Form 10-Q
period 2015-03-31
iSHARES COMMODITY OPTIMIZED TRUST
filed 2015-05-08
CIK 1535365

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

 FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2015

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

iShares® Commodity Optimized Trust

Statements of Assets and Liabilities(a) (Unaudited)

At March 31, 2015 and December 31, 2014

	March 31,	December 31,
	2015	2014
Assets
Cash and cash equivalents	$67,207	$50,606
Cash and cash equivalents held at brokers (restricted)	978,000	535,000
Short-term investments(b)	25,149,138	14,438,380
Total Assets	26,194,345	15,023,986

Liabilities
Payable for variation margin on open futures contracts (Note 9)	273,168	226,379
Sponsor’s fees payable	15,353	9,857
Total Liabilities	288,521	236,236

Commitments and contingent liabilities (Note 7)	—	—

Net Assets	$25,905,824	$14,787,750

Shares issued and outstanding(c)	650,000	350,000
Net Asset Value per Share (Note 2G)	$39.86	$42.25

(a)     Previously reported as “Statements of Financial Condition.” Please refer to Note 2A.

(b)     Cost of short-term investments: $25,149,060 and $14,437,897, respectively.

(c)     No par value, unlimited amount authorized.

See notes to financial statements.

iShares® Commodity Optimized Trust

Statements of Operations (Unaudited)

For the three months ended March 31, 2015 and 2014

	Three Months Ended
	March 31,
	2015	2014
Investment Income
Interest	$1,087	$1,801
Total investment income	1,087	1,801

Expenses
Sponsor’s fees	30,234	23,961
Brokerage commissions and fees	7,056	2,541
Total expenses	37,290	26,502
Net investment loss	(36,203)	(24,701)

Net Realized and Unrealized Gain (Loss)
Net realized gain (loss) from:
Short-term investments	300	42
Futures contracts	(1,920,561)	879,231
Net realized gain (loss)	(1,920,261)	879,273
Net change in unrealized appreciation/depreciation on:
Short-term investments	(405)	—
Futures contracts	711,761	(120,869)
Net change in unrealized appreciation/depreciation	711,356	(120,869)
Net realized and unrealized gain (loss)	(1,208,905)	758,404

Net increase (decrease) in net assets resulting from operations	$(1,245,108)	$733,703

Net increase (decrease) in net assets per Share	$(3.12)	$2.93
Weighted-average Shares outstanding	398,889	250,000

See notes to financial statements.

iShares® Commodity Optimized Trust

Statements of Changes in Net Assets(a) (Unaudited)

For the three months ended March 31, 2015 and the year ended December 31, 2014

	Three Months Ended March 31, 2015	Year Ended December 31, 2014
Net Assets, Beginning of Period	$14,787,750	$12,594,593

Operations:
Net investment loss	(36,203)	(114,192)
Net realized loss	(1,920,261)	(1,971,260)
Net change in unrealized appreciation/depreciation	711,356	(816,552)
Net decrease in net assets resulting from operations	(1,245,108)	(2,902,004)

Capital Share Transactions:
Contributions for Shares issued	18,603,987	5,095,161
Distributions for Shares redeemed	(6,240,805)	—
Net increase in net assets from capital share transactions	12,363,182	5,095,161

Increase in net assets	11,118,074	2,193,157

Net Assets, End of Period	$25,905,824	$14,787,750

Shares issued and redeemed
Shares issued	450,000	100,000
Shares redeemed	(150,000)	—
Net increase in Shares issued and outstanding	300,000	100,000

(a)     Previously reported as “Statements of Changes in Shareholders’ Capital.” Please refer to Note 2A.

See notes to financial statements.

iShares® Commodity Optimized Trust

Statements of Cash Flows (Unaudited)

For the three months ended March 31, 2015 and 2014

	Three Months Ended March 31,
	2015	2014
Cash Flows from Operating Activities
Net increase (decrease) in net assets resulting from operations	$(1,245,108)	$733,703
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Purchases of short-term investments	(46,662,676)	(13,477,717)
Sales/maturities of short-term investments	35,952,900	12,809,713
Accretion of discount	(1,087)	(1,801)
Net realized gain on short-term investments	(300)	(42)
Net change in unrealized appreciation/depreciation on short-term investments	405	—
Change in operating assets and liabilities:
Cash and cash equivalents held at brokers (restricted)	(443,000)	44,000
Payable for variation margin on open futures contracts	46,789	(85,302)
Sponsor’s fees payable	5,496	969
Net cash provided by (used in) operating activities	(12,346,581)	23,523

Cash Flows from Financing Activities
Contributions for Shares issued	18,603,987	—
Distributions for Shares redeemed	(6,240,805)	—
Net cash provided by financing activities	12,363,182	—
Net increase in cash and cash equivalents	16,601	23,523

Cash and Cash Equivalents
Beginning of period	50,606	51,845
End of period	$67,207	$75,368

See notes to financial statements.

iShares® Commodity Optimized Trust

Schedule of Investments (Unaudited)

At March 31, 2015 and December 31, 2014

March 31, 2015

Security Description	Face Amount	Fair Value
United States Treasury bills:
0.02% due 5/07/15	$1,400,000	$1,399,968
0.02% due 5/21/15	3,000,000	2,999,895
0.01% - 0.07% due 5/28/15	400,000	399,979
0.02% due 6/11/15	16,000,000	15,999,440
0.03% due 6/18/15	4,000,000	3,999,868
0.03% due 6/25/15	350,000	349,988
Total United States Treasury bills (Cost: $25,149,060)		25,149,138

Total Investments – 97.08%		25,149,138
Other Assets, Less Liabilities – 2.92%		756,686
Net Assets – 100%		$25,905,824

As of March 31, 2015, the open Bloomberg Roll Select Commodity Index Futures contracts were as follows:

Number of contracts	Expiration Date	Current Notional Amount	Net Unrealized Depreciation
1,084	June 2015	$25,749,336	$130,290

December 31, 2014

Security Description	Face Amount	Fair Value
United States Treasury bills:
0.02% due 01/15/15	$76,000	$75,999
0.02% due 01/22/15	2,103,000	2,102,965
0.02% due 02/05/15	78,000	77,998
0.02% - 0.03% due 02/19/15	2,082,000	2,081,952
0.03% due 03/05/15	200,000	199,994
0.05% due 03/12/15	7,600,000	7,599,635
0.05% due 03/19/15	2,000,000	1,999,916
0.07% due 05/28/15	300,000	299,921
Total United States Treasury bills (cost: $14,437,897)		14,438,380

Total Investments – 97.64%		14,438,380
Other Assets, Less Liabilities – 2.36%		349,370
Net Assets – 100%		$14,787,750

As of December 31, 2014, the open Bloomberg Roll Select Commodity Index Futures contracts were as follows:

Number of contracts	Expiration Date	Current Notional Amount	Net Unrealized Depreciation
588	March 2015	$14,774,088	$842,051

See notes to financial statements.

iShares® Commodity Optimized Trust

Notes to Financial Statements (Unaudited)

March 31, 2015

1 - Organization

The iShares® Commodity Optimized Trust (formerly known as the iShares® Dow Jones-UBS Roll Select Commodity Index Trust), or the “Trust,” is a Delaware statutory trust organized under the laws of the State of Delaware on December 7, 2011 and commenced operations on August 8, 2013. iShares® Delaware Trust Sponsor LLC, a Delaware limited liability company, is the sponsor of the Trust (the “Sponsor”). The sole member and manager of the Sponsor is BlackRock Asset Management International Inc., a Delaware corporation. BlackRock Institutional Trust Company, N.A. is the “Trustee” of the Trust. The Trust is governed by the Amended and Restated Trust Agreement, dated as of July 1, 2014 (the “Trust Agreement”), among the Sponsor, the Trustee and Wilmington Trust, National Association (the “Delaware Trustee”). The Trust issues units of beneficial interest (“Shares”) representing fractional undivided beneficial interests in its net assets. The Trust holds long positions in exchange-traded index futures contracts of various expirations, or “Index Futures” on the Bloomberg Roll Select Commodity Index (the “Bloomberg Roll Select CI”). In order to collateralize its Index Future positions and to reflect the U.S. Treasury component of the Bloomberg Roll Select Commodity Total Return Index (the “Index”), the Trust also holds “Collateral Assets,” which consist of cash, U.S. Treasury securities or other short-term securities and similar securities that are eligible as margin deposits for those Index Future positions. The Index Futures held by the Trust are listed on the Chicago Mercantile Exchange (the “CME”).

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

The accompanying unaudited financial statements were prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions for Form 10-Q and the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”). In the opinion of management, all material adjustments, consisting only of normal recurring adjustments, considered necessary for a fair statement of the interim period financial statements have been made. Interim period results are not necessarily indicative of results for a full-year period. These financial statements and the notes thereto should be read in conjunction with the Trust’s financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2014, as filed with the SEC on February 27, 2015.

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

Certain statements and captions in the financial statements for the prior year have been changed to conform to the current financial statement presentation. Certain amounts in the financial statements for the prior year have been reclassified to conform to the current financial statement presentation.

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

As of March 31, 2015 and December 31, 2014, the Trust had cash and cash equivalents held at brokers of $978,000 and $535,000, respectively, which were posted as margin for the Trust’s Index Future positions.

D.	Short-Term Investments

Short-term investments on the Statements of Assets and Liabilities consist principally of short-term fixed income securities with original maturities of one year or less. These investments are valued at fair value.

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

The Sponsor has reviewed the tax positions as of March 31, 2015, inclusive of the open tax years, and has determined that no provision for income tax is required in the Trust’s financial statements.

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

8 - Financial Highlights

The following financial highlights relate to investment performance and operations for a Share outstanding for the three months ended March 31, 2015 and 2014.

	Three Months Ended March 31,
	2015	2014
Net asset value per Share, beginning of period	$42.25	$50.38

Net investment loss(a)	(0.09)	(0.10)
Net realized and unrealized gain (loss)(b)	(2.30)	3.03
Net increase (decrease) in net assets from operations	(2.39)	2.93
Net asset value per Share, end of period	$39.86	$53.31

Total return, at net asset value(c)(d)	(5.66)%	5.82%

Ratio to average net assets:
Net investment loss(e)	(0.89)%	(0.77)%
Expenses(e)	0.92%	0.83%

(a)	Based on average Shares outstanding during the period.
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

9 - Investing in Index Futures

Substantially all of the Trust’s assets are invested in Index Futures. The Index Futures’ settlement value at expiration is based on the value of the Bloomberg Roll Select CI at that time. Therefore, the value of the Trust will fluctuate based upon the value of the Bloomberg Roll Select Cl and the prices of futures contracts and commodities underlying the Bloomberg Roll Select Cl. The commodities markets have historically been extremely volatile. For the three months ended March 31, 2015 and the year ended December 31, 2014, the average month-end notional amounts of open Index Futures were $15,303,996 and $14,351,951, respectively.

The following table shows the variation margin on open futures contracts, by risk exposure category, on the Statements of Assets and Liabilities as of

March 31, 2015 and December 31, 2014:

	Asset Derivatives	Fair Value	Liability Derivatives	Fair Value
March 31, 2015
Commodity contracts	Receivable for variation margin on open futures contracts	$—	Payable for variation margin on open futures contracts	$273,168

December 31, 2014
Commodity contracts	Receivable for variation margin on open futures contracts	$—	Payable for variation margin on open futures contracts	$226,379

The following table shows the effect of the open futures contracts, by risk exposure category,on the Statements of Operations for the three months ended March 31, 2015 and 2014:

	Statements of Operations Location	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation/Depreciation
Three Months Ended March 31, 2015
Commodity contracts	Net realized gain (loss) from futures contracts	$(1,920,561)	$—
	Net change in unrealized appreciation/depreciation on futures contracts	—	711,761

Three Months Ended March 31, 2014
Commodity contracts	Net realized gain (loss) from futures contracts	$879,231	$—
	Net change in unrealized appreciation/depreciation on futures contracts	—	(120,869)

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

The following table summarizes the valuation of the Trust’s investments by the fair value hierarchy levels as of March 31, 2015 and December 31, 2014:

	Level 1	Level 2	Level 3	Total
March 31, 2015
Futures contracts(a)	$(130,290)	$—	$—	$(130,290)
U.S. Treasury bills	—	25,149,138	—	25,149,138

December 31, 2014
Futures contracts(a)	$(842,051)	$—	$—	$(842,051)
U.S. Treasury bills	—	14,438,380	—	14,438,380

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

Introduction

The iShares® Commodity Optimized Trust (the “Trust”) is a Delaware statutory trust that issues units of beneficial interest (“Shares”) representing fractional undivided beneficial interests in its net assets. The Trust holds long positions in exchange-traded index futures contracts of various expirations, or “Index Futures” on the Bloomberg Roll Select Commodity Index (the “Bloomberg Roll Select CI”), together with cash, U.S. Treasury securities or other short-term securities and similar securities that are eligible as margin deposits for the Trust’s Index Future positions, together with referred to as “Collateral Assets.” The Index Futures held by the Trust are listed on the Chicago Mercantile Exchange (the “CME”). The Trust seeks to track the results of a fully collateralized investment in futures contracts on an index composed of a diversified group of commodities futures which attempts to minimize contango and maximize backwardation. The Trust seeks to track the investment returns of the Bloomberg Roll Select Commodity Total Return Index (the “Index”) before payment of the Trust’s expenses and liabilities. The Index is intended to reflect the performance of a diversified group of commodities, while also seeking to minimize the effect of contango and maximize the effect of backwardation in connection with periodically switching or “rolling” into new futures contracts.

iShares® Delaware Trust Sponsor LLC, a Delaware limited liability company, is the sponsor of the Trust (the “Sponsor“). BlackRock Institutional Trust Company, N.A. is the “Trustee” of the Trust. The Trust is a commodity pool, as defined in the Commodity Exchange Act (the “CEA”) and the applicable regulations of the Commodity Futures Trading Commission (the “CFTC”), and is operated by the Sponsor, a commodity pool operator registered with the CFTC. BlackRock Fund Advisors (the “Advisor”), an indirect subsidiary of BlackRock, Inc., serves as the commodity trading advisor of the Trust and is registered with the CFTC. The Trust is not an investment company registered under the Investment Company Act of 1940, as amended. The Trust has delegated day-to-day administration of the Trust to the Trustee. The Trustee has delegated certain day-to-day administrative functions of the Trustee to State Street Bank and Trust Company (the “Trust Administrator”). Wilmington Trust, National Association, a national banking association, serves as the “Delaware Trustee” of the Trust.

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

Results of Operations

The Quarter Ended March 31, 2015

The Trust’s net asset value increased from $14,787,750 at December 31, 2014 to $25,905,824 at March 31, 2015. The increase in the Trust’s net asset value resulted primarily from an increase in outstanding Shares, which rose from 350,000 Shares at December 31, 2014 to 650,000 Shares at March 31, 2015, a consequence of 450,000 Shares (9 Baskets) being created and 150,000 Shares (3 Baskets) being redeemed during the quarter. The Trust’s net asset value was partially offset by a net decrease in net assets resulting from operations.

Net decrease in net assets resulting from operations for the quarter ended March 31, 2015 was $1,245,108, resulting from a net investment loss of $36,203 and a net realized and unrealized loss of $1,208,905. For the quarter ended March 31, 2015, the Trust had a net realized and unrealized loss of $105 on short-term investments and a net realized and unrealized loss of $1,208,800 on futures contracts. Other than the Sponsor’s fees of $30,234 and brokerage commissions and fees of $7,056, the Trust had no expenses during the quarter.

Liquidity and Capital Resources

The Trust’s assets consist of Index Futures and Collateral Assets used to satisfy applicable margin requirements for those Index Future positions. The Trust does not anticipate any further need for liquidity, because creations and redemptions of Shares generally occur in kind and ordinary expenses are met by cash on hand. Interest earned on the assets posted as collateral is paid to the Trust and is used to pay the Sponsor’s fees and purchase additional Index Futures and Collateral Assets, or, in the discretion of the Sponsor, distributed to Shareholders. In exchange for a fee based on the net asset value of the Trust, the Sponsor has assumed most of the ordinary expenses incurred by the Trust. In the case of an extraordinary expense and/or insufficient interest income to cover ordinary expenses, however, the Trust could be forced to liquidate its positions in Index Futures and Collateral Assets to pay such expenses. As of March 31, 2015, the market for Index Futures had not developed significant liquidity and the Trust represented substantially all of the long-side open interest in Index Futures. In addition, it is expected that UBS Securities LLC or its accountholders may represent, directly or indirectly, a substantial portion of the short-side interest in such market. The existence of such a limited number of market participants could cause or exacerbate losses to the Trust if the Trust were required to liquidate its Index Future positions.

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

Credit Risk

When the Trust purchases or holds Index Futures, it is exposed to the credit risk of a default by the CME’s clearing house, which serves as the counterparty to each Index Future position, and of a default by its clearing futures commission merchant. In the case of such a default, the Trust may be unable to recover amounts due to it on its Index Future positions and Collateral Assets posted as margin. The Trust is also exposed to credit risk as a result of its ownership of U.S. Treasury bills.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Quantitative Disclosure

The Trust is exposed to commodity price risk through the Trust’s holdings of Index Futures. The following table provides information about the Trust’s futures contract positions, which are sensitive to changes in commodity prices. As of March 31, 2015, the Trust’s open Index Future positions (long) were as follows:

Number of Contracts:	1,084
Expiration Date:	June 2015
Weighted-Average Price per Contract:	$238.74
Notional Amount (Fair Value):	$25,749,336

The notional amount is calculated using the settlement price for the Index Futures on the CME on March 31, 2015, which was $ 237.54 per contract, and the $100 multiplier applicable under the contract terms.

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

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

There have been no material changes to the Risk Factors last reported under Part I, Item 1A of the registrant’s Annual Report on Form 10-K for the year ended December 31, 2014, filed with the Securities and Exchange Commission on February 27, 2015.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

a)	None.

b)	Not applicable.

c)	150,000 Shares (3 Baskets) were redeemed during the quarter ended March 31, 2015.

Period	Total Number of Shares Redeemed	Average Price Per Share
1/01/15 to 1/31/15	150,000	$41.61
2/01/15 to 2/28/15	—	—
3/01/15 to 3/31/15	—	—
Total	150,000	41.61

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

Date: May 8, 2015

/s/ Jack Gee

Jack Gee

Chief Financial Officer

(Principal financial and accounting officer)

Date: May 8, 2015

*     The registrant is a trust and the persons are signing in their capacities as officers of iShares® Delaware Trust Sponsor LLC, the Sponsor of the registrant.