Form 10-Q
period 2015-06-30
iSHARES COMMODITY OPTIMIZED TRUST
filed 2015-08-07
CIK 1535365

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2015

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

iShares® Commodity Optimized Trust

Statements of Assets and Liabilities(a) (Unaudited)

At June 30, 2015 and December 31, 2014

	June 30,	December 31,
	2015	2014
Assets
Cash and cash equivalents	$740,812	$50,606
Cash and cash equivalents held at brokers (restricted)	1,054,000	535,000
Short-term investments(b)	26,500,450	14,438,380
Receivable for variation margin on open futures contracts (Note 9)	492,474	—
Total Assets	28,787,736	15,023,986

Liabilities
Payable for variation margin on open futures contracts (Note 9)	—	226,379
Sponsor’s fees payable	16,684	9,857
Total Liabilities	16,684	236,236

Commitments and contingent liabilities (Note 7)	—	—

Net Assets	$28,771,052	$14,787,750

Shares issued and outstanding(c)	700,000	350,000
Net Asset Value per Share (Note 2G)	$41.10	$42.25

(a)     Previously reported as “Statements of Financial Condition.” Please refer to Note 2A.

(b)     Cost of short-term investments: $26,499,244 and $14,437,897, respectively.

(c)     No par value, unlimited amount authorized.

See notes to financial statements.

iShares® Commodity Optimized Trust

Statements of Operations (Unaudited)

For the three and six months ended June 30, 2015 and 2014

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Investment Income
Interest	$1,239	$1,587	$2,326	$3,388
Total investment income	1,239	1,587	2,326	3,388

Expenses
Sponsor’s fees	50,173	25,223	80,407	49,184
Brokerage commissions and fees	6,753	2,535	13,809	5,076
Total expenses	56,926	27,758	94,216	54,260
Net investment loss	(55,687)	(26,171)	(91,890)	(50,872)

Net Realized and Unrealized Gain (Loss)
Net realized gain (loss) from:
Short-term investments	26	9	326	51
Futures contracts	622,054	(187,228)	(1,298,507)	692,003
Net realized gain (loss)	622,080	(187,219)	(1,298,181)	692,054
Net change in unrealized appreciation/depreciation on:
Short-term investments	1,128	—	723	—
Futures contracts	283,140	288,753	994,901	167,884
Net change in unrealized appreciation/depreciation	284,268	288,753	995,624	167,884
Net realized and unrealized gain (loss)	906,348	101,534	(302,557)	859,938

Net increase (decrease) in net assets resulting from operations	$850,661	$75,363	$(394,447)	$809,066

Net increase (decrease) in net assets per Share	$1.29	$0.30	$(0.75)	$3.24
Weighted-average Shares outstanding	657,143	250,000	528,729	250,000

See notes to financial statements.

iShares® Commodity Optimized Trust

Statements of Changes in Net Assets(a) (Unaudited)

For the six months ended June 30, 2015 and the year ended December 31, 2014

	Six Months Ended June 30, 2015	Year Ended December 31, 2014
Net Assets, Beginning of Period	$14,787,750	$12,594,593

Operations:
Net investment loss	(91,890)	(114,192)
Net realized loss	(1,298,181)	(1,971,260)
Net change in unrealized appreciation/depreciation	995,624	(816,552)
Net decrease in net assets resulting from operations	(394,447)	(2,902,004)

Capital Share Transactions:
Contributions for Shares issued	20,618,554	5,095,161
Distributions for Shares redeemed	(6,240,805)	—
Net increase in net assets from capital share transactions	14,377,749	5,095,161

Increase in net assets	13,983,302	2,193,157

Net Assets, End of Period	$28,771,052	$14,787,750

Shares issued and redeemed
Shares issued	500,000	100,000
Shares redeemed	(150,000)	—
Net increase in Shares issued and outstanding	350,000	100,000

(a)     Previously reported as “Statements of Changes in Shareholders’ Capital.” Please refer to Note 2A.

See notes to financial statements.

iShares® Commodity Optimized Trust

Statements of Cash Flows (Unaudited)

For the six months ended June 30, 2015 and 2014

	Six Months Ended June 30,
	2015	2014
Cash Flows from Operating Activities
Net increase (decrease) in net assets resulting from operations	$(394,447)	$809,066
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Purchases of short-term investments	(78,143,568)	(35,467,445)
Sales/maturities of short-term investments	66,084,873	34,625,682
Accretion of discount	(2,326)	(3,388)
Net realized gain on short-term investments	(326)	(51)
Net change in unrealized appreciation/depreciation on short-term investments	(723)	—
Change in operating assets and liabilities:
Cash and cash equivalents held at brokers (restricted)	(519,000)	44,000
Receivable for variation margin on open futures contracts	(492,474)	—
Payable for variation margin on open futures contracts	(226,379)	9,570
Sponsor’s fees payable	6,827	724
Net cash provided by (used in) operating activities	(13,687,543)	18,158

Cash Flows from Financing Activities
Contributions for Shares issued	20,618,554	—
Distributions for Shares redeemed	(6,240,805)	—
Net cash provided by financing activities	14,377,749	—
Net increase in cash and cash equivalents	690,206	18,158

Cash and Cash Equivalents
Beginning of period	50,606	51,845
End of period	$740,812	$70,003

See notes to financial statements.

iShares® Commodity Optimized Trust

Schedules of Investments (Unaudited)

At June 30, 2015 and December 31, 2014

June 30, 2015
Security Description	Face Amount	Fair Value
United States Treasury bills:
0.02% due 07/02/15	$400,000	$400,000
0.02% due 07/09/15	400,000	400,001
0.01% - 0.03% due 07/30/15	1,500,000	1,499,976
0.02% due 08/06/15	1,000,000	1,000,000
0.02% due 08/20/15	1,000,000	999,993
0.02% due 09/10/15	16,000,000	16,000,480
0.01% due 09/17/15	6,200,000	6,200,000
Total United States Treasury bills (cost: $26,499,244)		26,500,450

Total Investments – 92.11%		26,500,450
Other Assets, Less Liabilities – 7.89%		2,270,602
Net Assets – 100.00%		$28,771,052

As of June 30, 2015, the open Bloomberg Roll Select CI futures contracts were as follows:

Number of Contracts	Expiration Date	Current Notional Amount	Net Unrealized Appreciation
1,167	September 2015	$28,661,520	$152,850

December 31, 2014
Security Description	Face Amount	Fair Value
United States Treasury bills:
0.02% due 01/15/15	$76,000	$75,999
0.02% due 01/22/15	2,103,000	2,102,965
0.02% due 02/05/15	78,000	77,998
0.02% - 0.03% due 02/19/15	2,082,000	2,081,952
0.03% due 03/05/15	200,000	199,994
0.05% due 03/12/15	7,600,000	7,599,635
0.05% due 03/19/15	2,000,000	1,999,916
0.07% due 05/28/15	300,000	299,921
Total United States Treasury bills (cost: $14,437,897)		14,438,380

Total Investments – 97.64%		14,438,380
Other Assets, Less Liabilities – 2.36%		349,370
Net Assets – 100.00%		$14,787,750

As of December 31, 2014, the open Bloomberg Roll Select CI futures contracts were as follows:

Number of Contracts	Expiration Date	Current Notional Amount	Net Unrealized Depreciation
588	March 2015	$14,774,088	$842,051

See notes to financial statements.

iShares® Commodity Optimized Trust

Notes to Financial Statements (Unaudited)

June 30, 2015

1 - Organization

The iShares® Commodity Optimized Trust (the “Trust”) is a Delaware statutory trust that was organized under the laws of the State of Delaware on December 7, 2011 and commenced operations on August 8, 2013. iShares® Delaware Trust Sponsor LLC, a Delaware limited liability company, is the sponsor of the Trust (the “Sponsor”). The sole member and manager of the Sponsor is BlackRock Asset Management International Inc., a Delaware corporation. BlackRock Institutional Trust Company, N.A. is the “Trustee” of the Trust. The Trust is governed by the Amended and Restated Trust Agreement, dated as of July 1, 2014 (the “Trust Agreement”), among the Sponsor, the Trustee and Wilmington Trust, National Association (the “Delaware Trustee”). The Trust issues units of beneficial interest (“Shares”) representing fractional undivided beneficial interests in its net assets. The Trust holds long positions in exchange-traded index futures contracts of various expirations, or “Index Futures” on the Bloomberg Roll Select Commodity Index (the “Bloomberg Roll Select CI”). In order to collateralize its Index Future positions and to reflect the U.S. Treasury component of the Bloomberg Roll Select Commodity Total Return Index (the “Index”), the Trust also holds “Collateral Assets,” which consist of cash, U.S. Treasury securities or other short-term securities and similar securities that are eligible as margin deposits for those Index Future positions. The Index Futures held by the Trust are listed on the Chicago Mercantile Exchange (the “CME”).

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

The accompanying unaudited financial statements were prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions for Form 10-Q and the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”). In the opinion of management, all material adjustments, consisting only of normal recurring adjustments considered necessary for a fair statement of the interim period financial statements have been made. Interim period results are not necessarily indicative of results for a full-year period. These financial statements and the notes thereto should be read in conjunction with the Trust’s financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2014, as filed with the SEC on February 27, 2015.

The Trust qualifies as an investment company for accounting purposes and follows the accounting and reporting guidance under the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification Topic 946, Financial Services – Investment Companies, but is not registered, and is not required to be registered, as an investment company under the Investment Company Act of 1940, as amended.

2 - Significant Accounting Policies

A.	Basis of Accounting

The following significant accounting policies are consistently followed by the Trust in the preparation of its financial statements in conformity with U.S. GAAP. The preparation of financial statements in conformity with U.S. GAAP requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Certain statements and captions in the financial statements for the prior year have been changed to conform to the current financial statement presentation. Certain amounts in the financial statements for the prior year have been reclassified to conform to the current financial statement presentation.

B.	Investment in Index Futures

The Trust seeks to track the results of a fully collateralized investment in futures contracts on an index composed of a diversified group of commodities futures, including energy commodities, precious and industrial metal commodities, agricultural commodities and livestock commodities which attempts to minimize contango and maximize backwardation. The Trust seeks to track the investment returns of the Index before payment of the Trust’s expenses and liabilities.

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

As of June 30, 2015 and December 31, 2014, the Trust had cash and cash equivalents held at brokers of $1,054,000 and $535,000, respectively, which were posted as margin for the Trust’s Index Future positions.

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

The Sponsor has reviewed the tax positions as of June 30, 2015, inclusive of the open tax return years, and has determined that no provision for income tax is required in the Trust’s financial statements.

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

8 - Financial Highlights

The following financial highlights relate to investment performance and operations for a Share outstanding for the three months and six months ended June 30, 2015 and 2014.

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net asset value per Share, beginning of period	$39.86	$53.31	$42.25	$50.38

Net investment loss(a)	(0.08)	(0.10)	(0.17)	(0.20)
Net realized and unrealized gain (loss)(b)	1.32	0.40	(0.98)	3.43
Net increase (decrease) in net assets from operations	1.24	0.30	(1.15)	3.23
Net asset value per Share, end of period	$41.10	$53.61	$41.10	$53.61

Total return(c)(d)	3.11%	0.56%	(2.72)%	6.41%

Ratio to average net assets:
Net investment loss(e)	(0.83)%	(0.78)%	(0.85)%	(0.78)%
Expenses(e)	0.85%	0.83%	0.88%	0.83%

(a)     Based on average Shares outstanding during each period.

(b)     The amounts reported for a Share outstanding may not accord with the change in aggregate gains and losses on investments for the period due to the timing of Trust Share transactions in relation to the fluctuating fair values of the Trust’s underlying investments.

(c)     Based on the change in net asset value of a Share during each period.

(d)     Percentage is not annualized.

(e)     Percentage is annualized.

9 - Investing in Index Futures

Substantially all of the Trust’s assets are invested in Index Futures. The Index Futures’ settlement value at expiration is based on the value of the Bloomberg Roll Select CI at that time. Therefore, the value of the Trust will fluctuate based upon the value of the Bloomberg Roll Select CI and the prices of futures contracts and commodities underlying the Bloomberg Roll Select CI. The commodities markets have historically been extremely volatile. For the six months ended June 30, 2015 and the year ended December 31, 2014, the average month-end notional amounts of open Index Futures were $20,427,643 and $14,351,951, respectively.

The following table shows the variation margin on open futures contracts, by risk exposure category, on the statements of assets and liabilities as of June 30, 2015 and December 31, 2014:

	Asset Derivatives	Fair Value	Liability Derivatives	Fair Value
June 30, 2015
Commodity contracts	Receivable for variation margin on open futures contracts	$492,474	Payable for variation margin on open futures contracts	$—

December 31, 2014
Commodity contracts	Receivable for variation margin on open futures contracts	$—	Payable for variation margin on open futures contracts	$226,379

The following table shows the effect of the open futures contracts, by risk exposure category, on the statements of operations for the three months and six months ended June 30, 2015 and 2014:

	Statements of Operations Location	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation/Depreciation
Three Months Ended June 30, 2015
Commodity contracts	Net realized gain (loss) from futures contracts	$622,054	$—
	Net change in unrealized appreciation/depreciation on futures contracts	—	283,140

Three Months Ended June 30, 2014
Commodity contracts	Net realized gain (loss) from futures contracts	$(187,228)	$—
	Net change in unrealized appreciation/depreciation on futures contracts	—	288,753

Six Months Ended June 30, 2015
Commodity contracts	Net realized gain (loss) from futures contracts	$(1,298,507)	$—
	Net change in unrealized appreciation/depreciation on futures contracts	—	994,901

Six Months Ended June 30, 2014
Commodity contracts	Net realized gain (loss) from futures contracts	$692,003	$—
	Net change in unrealized appreciation/depreciation on futures contracts	—	167,884

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

Level 1 –	Unadjusted quoted prices in active markets for identical assets or liabilities;

Level 2 –

Inputs other than quoted prices included within Level 1 that are observable for the asset or liability either directly or indirectly, including quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not considered to be active, inputs other than quoted prices that are observable for the asset or liability, and inputs that are derived principally from or corroborated by observable market data by correlation or other means; and

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

The following table summarizes the value of each of the Trust’s investments by the fair value hierarchy levels as of June 30, 2015 and December 31, 2014:

	Level 1	Level 2	Level 3	Total
June 30, 2015
Futures contracts(a)	$152,850	$—	$—	$152,850
U.S. Treasury bills	—	26,500,450	—	26,500,450

December 31, 2014
Futures contracts(a)	$(842,051)	$—	$—	$(842,051)
U.S. Treasury bills	—	14,438,380	—	14,438,380

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

Valuation of Index Futures; Computation of the Trust’s Net Asset Value

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

Results of Operations

The Quarter Ended June 30, 2015

The Trust’s net asset value increased from $25,905,824 at March 31, 2015 to $28,771,052 at June 30, 2015. The increase in the Trust’s net asset value resulted primarily from an increase in the number of outstanding Shares, which rose from 650,000 Shares at March 31, 2015 to 700,000 Shares at June 30, 2015, a consequence of 50,000 Shares (1 Basket) being created during the quarter and zero Shares being redeemed. The Trust’s net asset value also benefited from a net increase in net assets resulting from operations.

Net increase in net assets resulting from operations for the quarter ended June 30, 2015 was $850,661, resulting from a net investment loss of $55,687 and a net realized and unrealized gain of $906,348. For the quarter ended June 30, 2015, the Trust had a net realized and unrealized gain of $1,154 on short-term investments and a net realized and unrealized gain of $905,194 on futures contracts. Other than the Sponsor’s fees of $50,173 and brokerage commissions and fees of $6,753, the Trust had no expenses during the quarter.

The Six Months Ended June 30, 2015

The Trust’s net asset value increased from $14,787,750 at December 31, 2014 to $28,771,052 at June 30, 2015. The increase in the Trust’s net asset value resulted primarily from an increase in the number of outstanding Shares, which rose from 350,000 Shares at December 31, 2014 to 700,000 Shares at June 30, 2015, a consequence of 500,000 Shares (10 Baskets) being created and 150,000 Shares (3 Baskets) being redeemed during the period. The Trust’s net asset value was partially offset by a net decrease in net assets resulting from operations.

Net decrease in net assets resulting from operations for the six months ended June 30, 2015 was $394,447, resulting from a net investment loss of $91,890 and a net realized and unrealized loss of $302,557. For the six months ended June 30, 2015, the Trust had a net realized and unrealized gain of $1,049 on short-term investments and a net realized and unrealized loss of $303,606 on futures contracts. Other than the Sponsor’s fees of $80,407 and brokerage commissions and fees of $13,809, the Trust had no expenses during the period.

Liquidity and Capital Resources

The Trust’s assets as of June 30, 2015 consist of Index Futures and Collateral Assets used to satisfy applicable margin requirements for those Index Future positions. The Trust does not anticipate any further need for liquidity, because creations and redemptions of Shares generally occur in-kind and ordinary expenses are met by cash on hand. Interest earned on the assets posted as collateral is paid to the Trust and is used to pay the Sponsor’s fees and purchase additional Index Futures and Collateral Assets, or, in the discretion of the Sponsor, distributed to Shareholders. In exchange for a fee based on the net asset value of the Trust, the Sponsor has assumed most of the ordinary expenses incurred by the Trust. In the case of an extraordinary expense and/or insufficient interest income to cover ordinary expenses, however, the Trust could be forced to liquidate its positions in Index Futures and Collateral Assets to pay such expenses. As of June 30, 2015, the market for Index Futures had not developed significant liquidity and the Trust represented substantially all of the long-side open interest in Index Futures. In addition, it is expected that UBS Securities LLC or its accountholders may represent, directly or indirectly, a substantial portion of the short-side interest in such market. The existence of such a limited number of market participants could cause or exacerbate losses to the Trust if the Trust were required to liquidate its Index Future positions.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Quantitative Disclosure

The Trust is exposed to commodity price risk through the Trust’s holdings of Index Futures. The following table provides information about the Trust’s futures contract positions, which are sensitive to changes in commodity prices. As of June 30, 2015, the Trust’s open Index Future positions (long) were as follows:

Number of Contracts:	1,167
Expiration Date:	September 2015
Weighted-Average Price per Contract:	$244.29
Notional Amount (Fair Value):	$28,661,520

The notional amount is calculated using the settlement price for the Index Futures on the CME on June 30, 2015, which was $245.60 per contract, and the $100 multiplier applicable under the contract terms.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

a) None.

b) Not applicable.

c) No redemption of Shares occurred during the quarter ended June 30, 2015.

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

Date: August 7, 2015

/s/ Jack Gee

Jack Gee

Chief Financial Officer

(Principal financial and accounting officer)

Date: August 7, 2015

*      The registrant is a trust and the persons are signing in their capacities as officers of iShares® Delaware Trust Sponsor LLC, the Sponsor of the registrant.