Form 10-K
period 2015-12-31
iSHARES COMMODITY OPTIMIZED TRUST
filed 2016-02-29
CIK 1535365

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2015

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _________to __________

Commission file number: 001-36044

iShares® Commodity Optimized Trust

(Exact name of registrant as specified in its charter)

Delaware	46-2428725
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

c/o iShares Delaware Trust Sponsor LLC

400 Howard Street

San Francisco, California 94105

Attn: Product Management Team

iShares Product Research & Development

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

As of June 30, 2015, the aggregate market value of the shares held by non-affiliates was approximately $28,854,000.

DOCUMENTS INCORPORATED BY REFERENCE:

None.

THE FINANCIAL STATEMENT SCHEDULES CONTAINED IN PART IV OF THIS FORM 10-K CONSTITUTE THE ANNUAL REPORT WITH RESPECT TO THE TRUST FOR PURPOSES OF CFTC RULE 4.22(C) (THE “CFTC ANNUAL REPORT”).

PART I

Item 1. Business.

Summary

The iShares® Commodity Optimized Trust (the “Trust”) is a Delaware statutory trust that issues units of beneficial interest (“Shares”) representing fractional undivided beneficial interests in its net assets. The Trust’s assets consist of long positions in exchange-traded index futures contracts of various expirations, called “Index Futures,” on the Bloomberg Roll Select Commodity Index (the “Bloomberg Roll Select CI”) together with “Collateral Assets” consisting of cash, U.S. Treasury securities or other short-term securities and similar securities that are eligible as margin deposits for those Index Future positions.

iShares Delaware Trust Sponsor LLC, a Delaware limited liability company, is the sponsor of the Trust (the “Sponsor“). BlackRock Institutional Trust Company, N.A., an affiliate of the Sponsor, is the “Trustee” of the Trust. The Trust is a commodity pool, as defined in the Commodity Exchange Act (the “CEA”) and the applicable regulations of the Commodity Futures Trading Commission (the “CFTC”), and is operated by the Sponsor, a commodity pool operator registered with the CFTC. BlackRock Fund Advisors (the “Advisor”), an indirect subsidiary of BlackRock, Inc., serves as the commodity trading advisor of the Trust and is registered with the CFTC. The Trust is not an investment company registered under the Investment Company Act of 1940, as amended (the “Investment Company Act”). The Trust has delegated day-to-day administration of the Trust to the Trustee. The Trustee has delegated certain day-to-day administrative functions of the Trustee to State Street Bank and Trust Company (the “Trust Administrator”). Wilmington Trust, National Association, a national banking association, serves as the “Delaware Trustee” of the Trust.

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

The Trust is a passive investor in Index Futures and the Collateral Assets held to satisfy applicable margin requirements on those Index Future positions. The Advisor acts as the commodity trading advisor for the Trust, and is authorized to transact in Index Futures and acquire and dispose of the related Collateral Assets on the Trust's behalf. The Trust does not engage in any activities designed to obtain a profit from, or to ameliorate losses caused by, changes in the level of the Bloomberg Roll Select Commodity Total Return Index (the "Index") or the Bloomberg Roll Select CI or the value of the Collateral Assets. To the extent that the Trust accepts cash proceeds in connection with the creation of Shares, the Trust will use that cash to purchase additional Index Futures and Collateral Assets, in an amount that the Advisor determines will enable the Trust to achieve investment results that correspond with the Index. At any time when Index Futures of more than one expiration are listed on the Chicago Mercantile Exchange, the “CME” or the “Exchange”, the Sponsor will determine, pursuant to the terms of the Trust’s trust agreement, which Index Futures will be transferred in connection with either the creation or redemption of Baskets.

The Sponsor maintains an Internet website at www.ishares.com through which monthly account statements and the registrants’ annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (“Exchange Act”), can be accessed free of charge, as soon as reasonably practicable after such material is electronically filed with, or furnished to, the Securities and Exchange Commission (“SEC”). Additional information regarding the Trust may also be found on the SEC’s EDGAR database at www.sec.gov.

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

The Bloomberg Roll Select CI incorporates the economic effect of “rolling” the contracts included in the applicable index. “Rolling” a futures contract means closing out a position in an expiring futures contract and establishing an equivalent position in a replacement futures contract on the same commodity. Markets for futures contracts can be in “backwardation,” which means that futures contracts with distant delivery months are priced lower than those with nearer delivery months, or can exhibit “contango,” which means that futures contracts with distant delivery months are priced higher than those with nearer delivery months. The Bloomberg Roll Select CI employs a “rolling” methodology that seeks to minimize the effect of contango and maximize the effect of backwardation by selecting replacement futures contracts that exhibit the most backwardation or least contango relative to its preceding contract among those eligible futures contracts with delivery months of up to 273 calendar days until expiration.

The Index, in turn, reflects the return of the Bloomberg Roll Select CI, together with the return on specified U.S. Treasury securities that are deemed to have been held to collateralize a hypothetical long position in the futures contracts comprising the Bloomberg Roll Select CI. The Index and the Bloomberg Roll Select CI are calculated based on the same commodities, though not always the same futures contracts, that are included in the Bloomberg Commodity Index, or the “Bloomberg CI,” which is a liquidity- and production-weighted index of the prices of a diversified group of futures contracts on physical commodities. The Bloomberg CI, the Bloomberg Roll Select CI and the Index are administered, calculated and published by Bloomberg Finance L.P., and its affiliates, or "Bloomberg," who is also referred to in this report as the “Index Administrator” of the Bloomberg CI, the Bloomberg Roll Select CI and the Index. Certain intellectual property and other rights relating to the Bloomberg CI and related indices are owned by UBS Securities LLC, or “UBS Securities,” including the right to remove Bloomberg as Index Administrator, and Bloomberg and UBS Securities are collectively referred to as the “Index Providers.”

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

The Shares are intended to constitute an alternative means for investors to achieve investment exposure to the performance of the Index. Although the Shares are not the exact equivalent of an investment in the underlying futures contracts and U.S. Treasury securities represented by the Index, the Shares are intended to provide investors with an alternative method of participating in the commodities market. In addition, retail investors can gain exposure to the commodities underlying the Bloomberg Roll Select CI by purchasing individual or small lots of Shares through traditional brokerage accounts, without being subject to the significantly higher minimum contract sizes required for directly establishing a position in the underlying commodities of future contracts. The Shares are eligible for margin accounts.

Secondary Market Trading

While the Trust anticipates that the price of the Shares will fluctuate in a manner that reflects changes in the Trust’s net asset value over time, at any given time the Shares may trade at, above or below their NAV. The NAV fluctuates primarily with changes in the market value of Index Futures. The NAV may also be affected as a result of fluctuations in the value of Collateral Assets, but this fluctuation is not expected to be significant because the Collateral Assets are expected to consist of cash and U.S. Treasury securities. The trading price of the Shares fluctuates in accordance with changes in their NAV, intraday changes in the value of the Index Futures and market supply and demand. The amount of the discount or premium in the trading price relative to the NAV may be influenced by non-concurrent trading hours between NYSE Arca, Inc. ("NYSE Arca"), the exchange on which the Shares trade, the Exchanges on which Index Futures trade and the principal commodities markets on which the futures contracts in the Bloomberg Roll Select CI trade. While the Shares are expected to trade on NYSE Arca until 4:00 p.m. (New York time), liquidity in the markets for the Index Futures and the futures contracts underlying the Bloomberg Roll Select CI is expected to be reduced whenever the principal markets for these contracts are closed. As a result, trading spreads, and the resulting premium or discount on the Shares, may widen during these “gaps” in market trading hours.

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

The Trustee values the Trust’s long positions in Index Futures on the basis of that day’s announced CME settlement prices for the Index Futures held by the Trust. The value of the Trust’s positions in any particular Index Futures contract equals the product of (a) the number of such Index Futures contract owned by the Trust, (b) the settlement price of such Index Futures contract on the date of calculation and (c) the multiplier of such Index Futures contract. If there is no announced CME settlement price for a particular Index Futures contract on a Business Day, the Trustee uses the most recently announced CME settlement price unless the Trustee, in consultation with the Sponsor, determines that such price is inappropriate as a basis for valuation. The daily settlement price for each Index Futures contract currently held by the Trust is established on each trading day by the CME shortly after the close of trading for such Index Futures contract, which is generally 2:40 p.m. (New York time).

The Trustee values all other holdings of the Trust at (a) its current market value, if quotations for such property are readily available, or (b) its fair value, as reasonably determined by the Trustee, if the current market value cannot be determined.

Once the value of the Index Futures and interest earned on the Trust’s non-cash Collateral Assets has been determined, the Trustee subtracts all accrued expenses and liabilities of the Trust as of the time of calculation in order to calculate the net asset value of the Trust.

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

Trust Expenses

The Sponsor has agreed under the Trust’s trust agreement to pay the following administrative, operational and marketing expenses:

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

The Sponsor and the Trustee may amend or terminate the Sponsor’s obligation to pay certain expenses of the Trust pursuant to the Trust’s trust agreement.

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

The Trustee is also entitled to charge the Trust for all expenses and disbursements incurred by the Trustee in connection with the actions described in the second and third bullet points above, including fees and disbursements of its legal counsel; provided that the Trustee is not entitled to charge the Trust for (1) expenses and disbursements that were incurred by it before the Shares were publicly traded and (2) fees of agents for performing services that the Trustee is required under the Trust’s trust agreement to perform.

The Trustee, at the direction of the Sponsor, may liquidate the Trust’s property from time to time as necessary to permit payment of the fees and expenses that the Trust is required to pay. The Trustee is not responsible for any depreciation or loss incurred by reason of the liquidation of Trust property made in compliance with the Trust’s trust agreement.

Creation of Baskets

The Trust intends to offer Shares on a continuous basis on each Business Day, but issuances of new Shares may be suspended at any time. Shares may be offered only in Baskets of 50,000 Shares. Baskets are typically issued only in exchange for an amount of Index Futures and cash (or, in the discretion of the Sponsor, other Collateral Assets) equal to the "Basket Amount" for the Business Day on which the creation order was received by the Trustee. The Basket Amount for a Business Day has a per Share value equal to the NAV as of such day, and the assets included in the Basket Amount are valued in the same manner and on the same basis as the Trust’s NAV calculations for its assets. Creation orders received after 2:40 p.m. (New York time) are not deemed to be received until the following Business Day. In limited circumstances and subject to the approval of the Trustee, Baskets may be created for cash equal to the NAV of the Shares constituting a Basket as determined on the date the related creation order was received, plus the costs incurred by the Trust in establishing the corresponding Index Future positions and acquiring the related Collateral Assets. Creation orders for Baskets paid for solely in cash that are received after 10:00 a.m. (New York time) will be deemed received as of the following Business Day. The Trustee notifies the Authorized Participants of the Basket Amount on each Business Day.

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

Only Authorized Participants can transfer the required consideration and receive Baskets in exchange. Authorized Participants may act for their own accounts or as agents for broker-dealers, custodians and other securities market participants that wish to create or redeem Baskets. An Authorized Participant is under no obligation to the Trust to create or redeem Baskets for itself or on behalf of other persons. An order for one or more Baskets may be placed by an Authorized Participant on behalf of multiple clients. The Sponsor and the Trustee maintain a current list of Authorized Participants. As of the date of this report, UBS Securities LLC, Credit Suisse Securities (USA) LLC, Goldman Sachs & Co., Goldman Sachs Execution & Clearing L.P. and J.P. Morgan Securities LLC are the only Authorized Participants.

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

Substantially all of the Trust’s remaining assets consist of Collateral Assets held in the Trust's accounts at the Trust Administrator.

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

The Bloomberg Commodity IndexesSM are a joint product of Bloomberg and UBS Securities and have been licensed for use for certain purposes by the Trust. Bloomberg is a trademark of Bloomberg and has been licensed for use for certain purposes by the Trust.

The Index Providers

The Shares are not sponsored, endorsed, sold or promoted by the Index Providers in their capacities as such. None of the Index Providers, in their capacities as such, makes any representation or warranty, express or implied, to the owners of or counterparts to the Shares or any member of the public regarding the advisability of investing in securities or commodities generally or in the Shares particularly. The only relationship of the Index Providers, in their capacities as such, to the Trust is the licensing of certain trademarks, trade names and service marks and of the Index and the Bloomberg Roll Select CI, which is determined, composed and calculated by Bloomberg without regard to the Trust or the Shares. Bloomberg and the Index Oversight Committee do not take the needs of the Trust or the Shareholders into consideration in determining, composing or calculating the Index or the Bloomberg Roll Select CI. None of the Index Providers is directly responsible for or has participated in the determination of the timing of, prices at, or quantities of the Shares to be issued or in the determination or calculation of the equation by which the Shares are to be converted into cash, surrendered or redeemed, as the case may be. The Index Providers, in their capacities as such, are not responsible for the administration, marketing or trading of the Shares. Notwithstanding the foregoing, UBS Securities and its respective subsidiaries and affiliates may independently issue and/or sponsor financial products unrelated to the Shares currently being issued by the Trust, but which may be similar to and competitive with the Shares. In addition, UBS Securities and its subsidiaries and affiliates actively trade commodities, commodity indexes and commodity futures (including the Index and the Bloomberg Roll Select CI), as well as swaps, options and derivatives which are linked to the performance of such commodities, commodity indexes and commodity futures. It is possible that this trading activity will affect the value of the Index, the Bloomberg Roll Select CI and Shares.

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

The following summary with respect to the Index, the Bloomberg CI and the Bloomberg Roll Select CI has been prepared based on the Bloomberg Commodity IndexSM Methodology, dated as of October 2015, or the “Index Methodology,” and fact sheets, methodologies and other materials available publicly or otherwise provided by the Index Providers, and is subject to change. The Index Providers together own the rights to the Index, the Bloomberg CI and the Bloomberg Roll Select CI. The Index Providers have no obligation to consider the interests of holders of Shares in the Trust and have no obligation to continue to publish, and may discontinue the publication of, the Index, the Bloomberg CI or the Bloomberg Roll Select CI. The consequences of any discontinuation of the Bloomberg Roll Select CI are described under “Risk Factors—Risk Factors Relating to Index Futures and the Bloomberg Roll Select CI—A cessation of publication of the Bloomberg Roll Select CI could materially and adversely affect the activities of the Trust.”

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

The Bloomberg CI

The Bloomberg CI, from which the Bloomberg Roll Select CI is based, was created by AIG International Inc. in 1998 and acquired by UBS Securities in May 2009, at which time UBS Securities and Dow Jones Trademark Holdings, LLC entered into a joint marketing agreement to market the Dow Jones-UBS Commodity Index and related indexes. Dow Jones Trademark Holdings, LLC subsequently assigned its interest in the joint marketing agreement to DJI Opco, LLC. In 2014 the joint marketing agreement was terminated and UBS AG, UBS Securities and their affiliates entered into a Commodity Index License Agreement with Bloomberg. Under the Commodity Index License Agreement, Bloomberg, on behalf of UBS Securities, calculates the Bloomberg CI and related indices and sub-indices, including the Index and the Bloomberg Roll Select CI.

The Bloomberg CI is a benchmark index composed of futures contracts on physical commodities, the selection and weighting of which are generally determined based on a lagging five-year average of the trading volume, adjusted by the historic U.S. dollar value of the futures contract being considered for inclusion in the index, and a lagging five-year average of production figures, adjusted by the historic U.S. dollar value of the related futures contracts, for the underlying commodities. The 24 commodities currently eligible for inclusion in the Bloomberg CI are:

Aluminum	ULS Diesel	Soybeans
Cocoa	Lead	Soybean Meal
Coffee	Lean Hogs	Soybean Oil
Copper	Live Cattle	Sugar
Corn	Natural Gas	Tin
Cotton	Nickel	RBOB Gasoline
Crude Oil	Platinum	Wheat
Gold	Silver	Zinc

There are 20 commodities currently represented in the Bloomberg CI. Cocoa, lead, platinum and tin are the four eligible commodities which are not currently represented in the Bloomberg CI. For each of the 20 included commodities, specified futures contracts with specified delivery dates are designated for inclusion in the Bloomberg CI. The Bloomberg CI is reweighted and rebalanced annually, on a price-percentage basis, to reflect changes in trading volume and production figures. The selection and weighting of the Bloomberg CI’s constituents and its index methodology is intended to reflect the following four main principles:

●

Economic Significance. In order to achieve a fair representation of the relative importance of a diversified group of commodities to the world economy, the Bloomberg CI uses both liquidity data and U.S. dollar-weighted production data in determining the relative quantities of included commodities that are reflected in the calculation of the Bloomberg CI. Liquidity data reflects the amount of trading volume in the futures contracts on a commodity as a measure of the economic significance of that commodity, which is particularly relevant for storable commodities such as gold, the production figures for which do not reflect their economic importance relative to relatively non-storable commodities such as live cattle.

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

●	Liquidity. In order to provide a more liquid index, the Bloomberg CI explicitly includes the liquidity of the underlying commodities futures contracts as a weighting factor.

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

The Bloomberg Roll Select CI implements its rolling methodology by selecting from the eligible contracts for each commodity on its applicable “contract selection date,” the contract that exhibits the greatest amount of backwardation or least amount of contango, on an annualized basis, relative to the contract with the immediately preceding delivery date on the same commodity. This is accomplished by first dividing the price of each eligible contract from the price of the contract immediately preceding such eligible contract, to determine the percentage difference between the two prices. Because this price difference may be affected by the relative time between the eligible contract and its immediately preceding contract, this price difference is multiplied by 365 and divided by the number of actual days between the delivery dates of the two contracts, to arrive at a measure of the relative annualized contango/backwardation, referred to as the “annualized spread,” exhibited between the eligible contract and the contract immediately preceding it. Based on a comparison of these annualized spreads, the eligible contract that has the highest annualized spread relative to its immediately preceding contract is the one selected as the contract for the Bloomberg Roll Select CI to establish new positions in. This roll selection process generally occurs every month on the fourth business day of the month.

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

Bloomberg CI Index Composition and Methodology

The following is a summary of the composition of and the methodology used to calculate the Bloomberg CI as of the date of this report. The methodology for determining the composition and weighting of the Bloomberg CI and for calculating its value is subject to modification by Bloomberg or the Index Oversight Committee, as described in “—The Index Oversight Committee” below. Bloomberg makes the official calculations of the value of the Bloomberg CI. At present, this calculation is performed every fifteen seconds.

The Index Oversight Committee

Bloomberg has established an Index Oversight Committee consisting of senior representatives from various Bloomberg business units. The purpose of the Index Oversight Committee is to provide oversight and accountability over all aspects of the Bloomberg CI determination process. Additionally, an Index Advisory Council will be convened from time to time for the Bloomberg CI in order to provide Bloomberg with guidance and feedback from the investment community on the Bloomberg CI, related products and commodities markets generally. The Index Advisory Council will help Bloomberg set Bloomberg CI priorities, discuss potential rules changes and provide ideas for new Bloomberg CI products.

Material changes or amendments to the Index Methodology are subject to approval by the Index Oversight Committee in consultation, if practicable, with UBS Securities, except during periods of extraordinary circumstances, such as during a market emergency.

Determination of Bloomberg CI Index Constituents

The composition of the Bloomberg CI is rebalanced by Bloomberg each year pursuant to the procedures set forth in the Index Methodology by index managers operating under the supervision of the Index Oversight Committee. Any material deviations or changes from established procedures are subject to review by the Index Oversight Committee. In addition, to the extent practicable, Bloomberg may solicit stakeholder feedback, including by means of the Index Advisory Council. Once approved, the new composition of the Bloomberg CI is publicly announced and takes effect in the month of January immediately following the announcement.

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

The initial commodity production percentage of a commodity, or its “CPP,” is determined for each commodity by taking the five-year average of production figures for the related commodity, adjusted by the historic U.S. dollar value of the related designated contract, and dividing the result by the sum of such products for all eligible commodities. For natural gas, only North American production is used, to reflect the regional nature of this commodity. In cases where there is more than one designated contract for a particular commodity, this measurement is initially allocated to only one designated contract. There will typically be some time lag with respect to the production numbers that are reflected in the Bloomberg CI, because production data can often only be obtained on a delayed basis for many commodities. For example, the historic five-year period used to calculate the CPPs for the Bloomberg CI in 2015 was the period from 2007 through and including 2011.

This initial CPP calculation is then allocated to the designated contract or contracts corresponding to each commodity. In order to avoid double-counting commodities in the same commodity sector (e.g., a primary commodity and the commodity or commodities that are derived from such primary commodity), and to avoid double-counting in any commodity with more than one designated contract, the final CPPs of designated contracts within the same commodity sector are calculated by allocating among such designated contracts the initial CPP calculated for the primary commodity in such sector, based on the commodity liquidity percentages (as calculated below) for each designated contract for the commodities within that sector. As of the date of the Index Methodology, there were two commodity sectors represented in the Bloomberg CI – the first consisting of Crude Oil (WTI and Brent) as the primary commodity, with ULS Diesel and RBOB Gasoline as its derivatives, and the second consisting of Soybeans as the primary commodity, with Soybean Oil and Soybean Meal as its derivatives. In addition, two commodities were represented by more than one designated contract as of the date of the Index Methodology, with crude oil represented by the contract for Light, Sweet Crude Oil (WTI) traded on NYMEX and the contract for Brent Crude Oil traded on ICE, and wheat represented by the contract for Soft Wheat (Chicago) traded on CBOT and Hard Red Winter Wheat (Kansas) traded on KCBT.

The commodity liquidity percentage, or “CLP,” for each designated contract is determined by taking a five-year average of the product of annual trading volume (adjusting for the number of applicable units of the commodity, e.g., barrels or metric tons, per contract) of such designated contract and the related historic U.S. dollar value for such contract, and dividing the result by the sum of such products for all designated contracts. The historic annual volume data used to calculate CLP for each designated contract for the Bloomberg CI in 2015 was from the period from 2007 through and including 2011. In some cases, such as copper, the related CLP may be calculated using the trading volume for a contract other than the designated contract, and certain adjustments are made to LME contracts to reflect differences in their trading hours and the time periods during which they may be traded. In addition, as in the case of crude oil and wheat, more than one reference contract may be designated for a particular commodity.

The initial CIP for each designated contract is equal to ⅓×CPP + ⅔×CLP for that designated contract. In order to calculate the final CIPs, the following further adjustments are made:

●	First, any designated contract with a CIP of less than 0.4% is reduced to zero;

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

For each of the first six steps above, in order to keep the sum of the CIPs for each of the commodities equal to 100% after each step is completed, the aggregate adjustment to the CIPs of affected designated contracts is accompanied by a corresponding increase or reduction, as applicable, that is allocated pro rata to the CIPs of the other designated contracts in the Bloomberg CI, other than those which were eliminated as part of the first step, reduced in accordance with the caps set forth in steps two through four or adjusted to equal their respective CLPs in step five. For the seventh and final step, the aggregate reduction in CIP resulting from this step is accompanied by a corresponding increase, allocated equally to the CIPs of the designated contracts still in the Bloomberg CI with CIP to CLP ratios below 2.0 (excluding any such designated contracts that were reduced in accordance with the caps set forth in steps two through four).

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
ULS Diesel
Natural Gas
RBOB Gasoline

Precious Metals	Gold
Platinum
Silver

Industrial Metals	Aluminum
Copper
Lead
Nickel
Tin
Zinc

Livestock	Live Cattle
Lean Hogs

Grains	Corn
Soybeans
Soybean Oil
Soybean Meal
Wheat (Chicago and Kansas)

Softs	Cocoa
Coffee
Cotton
Sugar

The commodities and related designated contracts currently included in the Bloomberg CI, and their respective CIPs (rounded to the nearest thousandth of a percentage) for 2016 are as follows:

Commodity	Designated Contract	Exchange	Units	Price Quote	CIP(1)
Aluminum	High Grade Primary Aluminum	LME	25 metric tons	USD/metric ton	4.60%
Coffee	Coffee “C”	NYBOT	37,500 lbs	U.S. cents/pound	2.29%
Copper	Copper	COMEX	25,000 lbs	U.S. cents/pound	7.63%
Corn	Corn	CBOT	5,000 bushels	U.S. cents/bushel	7.36%
Cotton	Cotton	NYBOT	50,000 lbs	U.S. cents/pound	1.49%
Crude Oil	WTI Crude Oil	NYMEX	1,000 barrels	USD/barrel	7.47%
Crude Oil	Brent Crude Oil	ICE	1,000 barrels	USD/barrel	7.53%
Gold	Gold	COMEX	100 troy oz.	USD/troy oz.	11.38%
ULS Diesel	ULS Diesel	NYMEX	42,000 gallons	U.S. cents/gallon	3.83%
Live Cattle	Live Cattle	CME	40,000 lbs	U.S. cents/pound	3.57%
Lean Hogs	Lean Hogs	CME	40,000 lbs	U.S. cents/pound	2.06%
Natural Gas	Henry Hub Natural Gas	NYMEX	10,000 mmbtu	USD/mmbtu	8.45%
Nickel	Primary Nickel	LME	6 metric tons	USD/metric ton	2.36%
Silver	Silver	COMEX	5000 troy oz.	USD/troy oz.	4.21%
Soybeans	Soybeans	CBOT	5,000 bushels	U.S. cents/bushel	5.70%
Soybean Meal	Soybean Meal	CBOT	100 short tons	USD/short ton	2.84%
Soybean Oil	Soybean Oil	CBOT	60,000 lbs	U.S. cents/pound	2.84%
Sugar	World Sugar No. 11	NYBOT	112,000 lbs	U.S. cents/pound	3.63%
RBOB Gasoline	Reformulated Blendstock for Oxygen Blending	NYMEX	42,000 gallons	U.S. cents/gallon	3.75%
Wheat	Chicago Wheat	CBOT	5,000 bushels	U.S. cents/bushel	3.33%
Wheat	Kansas Wheat	KCBT	5,000 bushels	U.S. cents/bushel	1.15%
Zinc	Special High Grade Zinc	LME	25 metric tons	USD/metric ton	2.53%

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

Calculation of the Index

The Index combines the returns of the Bloomberg Roll Select CI with assumed returns on U.S. Treasury securities calculated based on the most recent weekly auction high rate for 13 week (3 Month) U.S. Treasury bills, as reported on the website http://www.treasurydirect.gov/ published by the Bureau of the Public Debt of the U.S. Treasury, or any successor source. The level of the Index, which was set at a hypothetical level of 100 as of December 31, 1990, can be calculated on any given day as the product of the level of the Index as of the previous day, multiplied by the sum of (i) 1.00 plus (ii) the positive or negative percentage return on the Bloomberg Roll Select CI on such day plus (iii) the daily return based on the auction high rate for 13 week (3 month) U.S. Treasury bills described above.

Item 1A. Risk Factors.

Risk Factors Relating to Commodities Markets

The value of the Shares depends on the value of Index Futures, which fluctuates based on the prices of commodity futures contracts reflected in the Bloomberg Roll Select CI. These prices may be volatile, thereby creating the potential for losses regardless of the length of time you intend to hold your Shares.

Because the price of the Shares depends on the value of the Index Futures held by the Trust, the value of the Shares fluctuates based on the prices of commodity futures contracts reflected in the Bloomberg Roll Select CI. Commodity prices may be volatile. Commodity prices are generally affected by, among other factors, the cost of producing, transporting and storing commodities, changes in consumer or commercial demand for commodities, the hedging and trading strategies of producers and consumers of commodities, speculative trading in commodities by commodity pools and other market participants, disruptions in commodity supply, weather, political and other global events, global economic factors and government intervention in or regulation of the commodity or commodity futures markets. These factors cannot be controlled by the Trust. Accordingly, the price of the Shares could change substantially and in a rapid and unpredictable manner. This exposes you to a potential loss on your investment in the Shares, regardless of the length of time you intend to hold your Shares.

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

●

Significant reductions in the size of positions permitted to be owned by the Trust or others in Index Futures or in the futures contracts and/or commodities comprising the Bloomberg Roll Select CI, for example, as a result of more restrictive position limits or position limit exemptions or more expansive position aggregation requirements, could reduce liquidity and depress the price of the Bloomberg Roll Select CI and/or the underlying futures contracts or commodities, adversely affecting the value of your Shares.

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

In recent years, many bills have been introduced in the U.S. Congress targeting excessive speculation in commodities and commodity indices, including by institutional “index funds,” on regulated futures markets and in the over-the-counter, or “OTC,” derivatives markets. Many of these legislative proposals have not been enacted but could be in the future.

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

Pursuant to the provisions of the Dodd-Frank Act described above, the CFTC proposed regulations in November 2013, referred to in this report as the “Proposed Position Limits Rules,” that impose new federal position limits on futures and options on a subset of “reference contracts” consisting of contracts on energy, metal, and agricultural commodities and economically equivalent swaps. In September 2015, the CFTC re-proposed certain provisions of the Proposed Position Limits Rules affecting changes to position aggregation requirements.

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

The Proposed Position Limits Rules would also narrow the existing bona fide hedge exemption for reference contracts. If adopted as proposed, this narrow definition may affect the hedging and investing activities of participants in the markets for the Index Futures and the futures contracts and commodities underlying the Bloomberg Roll Select CI, which in turn could reduce the liquidity and adversely affect the pricing of the Index Futures and such futures contracts and commodities. Any of these effects could increase volatility in and otherwise adversely affect the price of the Shares. Since publication, the CFTC has re-opened the public comment period on the Proposed Position Limits Rules, several times before the comment period last closed on March 30, 2015. The CFTC specifically solicited, among other things, comments on issues affecting position limits for physical commodity derivatives that could directly affect the value of the Trust’s position in Index Futures going forward.

In addition to, or in lieu of, the Proposed Position Limits Rules, the CFTC could propose other rules that lower the applicable position limits, apply position limits to a broader range of contracts (including commodity index contracts such as the Index Futures) or further restrict position limit exemptions. If any of these actions is taken, such measures could further reduce the size of positions that the Trust and other investors could hold directly in Index Futures and the underlying futures contracts and commodities, with potential reductions in liquidity and adverse effects on the pricing of Index Futures. See also “—The value of the Shares depends on the value of Index Futures, which fluctuates based on the prices of commodity futures contracts reflected in the Bloomberg Roll Select CI. These prices may be volatile, thereby creating the potential for losses regardless of the length of time you intend to hold your Shares.”

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

The Index and the Bloomberg Roll Select CI have limited histories and may perform in unexpected ways.

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

The composition of the Bloomberg Roll Select CI may change over time as additional commodities satisfy the eligibility criteria or commodities currently included in the Bloomberg Roll Select CI fail to satisfy those criteria. The weighting factors applied to each commodity included in the Bloomberg Roll Select CI change annually, based on changes in commodity production statistics and changes in the trading volume of the related futures contracts. In addition, Bloomberg, as Index Administrator, or the Index Oversight Committee may modify the method for determining the composition and weighting of the Bloomberg Roll Select CI and for calculating its value. Such changes could adversely affect the value of your Shares or otherwise affect the risks associated with owning the Shares, such as by increasing relative concentrations in particular commodities and causing the value of the Shares to become more sensitive to fluctuations in the prices of those commodities. For more information about the methodology for determining the composition and weighting of the Bloomberg Roll Select CI, see “The Index, the Bloomberg CI and the Bloomberg Roll Select CI.”

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

The Bloomberg Commodity IndexesSM are a joint product of the Index Providers and have been licensed for use for certain purposes by the Trust. The Index Providers and their affiliates are not affiliated with the Trust, and Bloomberg is a trademark of Bloomberg and has been licensed for use for certain purposes by the Trust.

The Shares are not sponsored, endorsed, sold or promoted by the Index Providers in their capacities as such. None of the Index Providers, in their capacities as such, makes any representation or warranty, express or implied, to the owners of or counterparts to the Shares or any member of the public regarding the advisability of investing in securities or commodities generally or in the Shares particularly. The only relationship of the Index Providers, in their capacities as such, to the Trust is the licensing of certain trademarks, trade names and service marks and of the Index and the Bloomberg Roll Select CI, which is determined, composed and calculated by Bloomberg without regard to the Trust or the Shares. Bloomberg and the Index Oversight Committee do not take the needs of the Trust or the Shareholders into consideration in determining, composing or calculating the Index or the Bloomberg Roll Select CI. None of the Index Providers is directly responsible for or has participated in the determination of the timing of, prices at, or quantities of the Shares to be issued or in the determination or calculation of the equation by which the Shares are to be converted into cash, surrendered or redeemed, as the case may be. The Index Providers, in their capacities as such, are not responsible for the administration, marketing or trading of the Shares. Notwithstanding the foregoing, UBS Securities, and their respective subsidiaries and affiliates may independently issue and/or sponsor financial products unrelated to the Shares currently being issued by the Trust, but which may be similar to and competitive with the Shares. In addition, UBS Securities, and their subsidiaries and affiliates actively trade commodities, commodity indexes and commodity futures (including the Index and the Bloomberg Roll Select CI), as well as swaps, options and derivatives which are linked to the performance of such commodities, commodity indexes and commodity futures. It is possible that this trading activity will affect the value of the Index, the Bloomberg Roll Select CI and the Shares.

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

The Trust is an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012, as amended, or the JOBS Act. The Trust has not elected to make use of the extended transition period for complying with new or revised accounting standards pursuant to Section 107(b) of the JOBS Act, which election is irrevocable. However, for so long as the Trust remains an emerging growth company, it will be subject to reduced public company reporting requirements. Among other things, emerging growth companies are exempt from the auditor attestation requirements under Section 404(b) of the Sarbanes-Oxley Act, are exempt from certain “say on pay” provisions of the Dodd-Frank Act, and are subject to reduced disclosure requirements relating to executive compensation and audited financial statements. Although the Trust will remain subject to the disclosure requirements applicable to publicly traded commodity pools, and the Sponsor intends to have the Trust’s financial statements and disclosures prepared in a manner comparable to that of other iShares exchange-traded funds, the Trust may take advantage of the exemptions and scaled requirements applicable to emerging growth companies.

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

Although it is generally expected that the Trust’s direct service providers and agents will have disaster recovery or similar programs or safeguards in place to mitigate the effect of such unforeseen circumstances and events, there can be no assurance that these safeguards are in place for all parties whose activities may affect the performance of the Trust, or that these safeguards, even if implemented, will be successful in preventing losses associated with such unforeseen circumstances and events. Nor can there be any assurance that the systems and applications on which the Trust relies will continue to operate as intended. In addition to potentially causing performance failures at, or direct losses to, the Trust, any such unforeseen circumstances and events or operational failures may further distract the service providers, agents or personnel on which the Trust relies, reducing their ability to conduct the activities on which the Trust is dependent. These risks cannot be fully mitigated or prevented, and further efforts or expenditures to do so may not be cost-effective, whether due to reduced benefits from implementing additional or redundant safeguards or due to increases in associated maintenance requirements and other expenses that may make it more costly for the Trust to operate in more typical circumstances.

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

Interest or other income received with respect to the Trust’s assets may be used to acquire additional Index Futures or Collateral Assets or, in the discretion of the Sponsor, distributed to the Shareholders. The Trust is not obligated, however, to make any distributions to Shareholders at any time prior to the dissolution of the Trust and will not make any distributions to Shareholders upon dissolution of the Trust unless there are assets remaining following dissolution.

The Trust could be liquidated at a time when the disposition of its interests will result in losses to investors in Shares.

Certain events, such as the delisting of the Shares, the election by 75% of the Shareholders to dissolve the Trust, the resignation of the Trustee without a successor, the Trust becoming subject to regulation as an "investment company," the determination by the Sponsor that the dissolution of the Trust is advisable, the Trust becoming subject to taxation as an association taxable as a corporation, or the DTC becoming unable or unwilling to perform its functions, may prompt the Trust’s dissolution. Upon dissolution of the Trust, the Trust will in most circumstances sell the Index Futures and securities held by it in the amount necessary to cover all expenses of liquidation and to pay any outstanding liabilities of the Trust. The remaining assets will be distributed among investors surrendering Shares. In the event the Trustee cannot distribute such assets proportionately among the Shareholders entitled thereto or if the Trustee determines that such distribution is not lawful or feasible, the Trustee may use any other method of distribution that it deems to be lawful, equitable, and feasible, including the public or private sale of Trust assets and the distribution of the proceeds thereof. Any property remaining in the possession of the Trustee after ninety days may be sold by the Trustee, and the proceeds of the sale will be held by the Trustee until claimed by any remaining Shareholders.

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

Additionally, legislative or regulatory action, actions by a DCM or actions by the Clearing FCM may impose limitations on the size of positions that the Trust may take in Index Futures and/or impose limitations on the size of positions that may be carried by other market participants, adversely affecting the liquidity and price of Index Futures and the underlying futures. Such events could force the Trust or other market participants to sell Index Futures, or encourage market participants to sell or redeem their Shares. The CFTC has proposed that any risk management exemptions granted by designated contract markets, such as any exemption that may be applicable to the Trust’s positions in Index Futures, can only be granted pursuant to rules which have been reviewed by the CFTC. As a result, if the Proposed Position Limits Rules are adopted as proposed, the current maximum position in Index Futures permitted to be held by the Trust could be reduced relative to the maximum position otherwise permitted, which could in turn require the Trust to liquidate some or all of its positions in Index Futures. Any such reduction could affect the liquidity of Index Futures and adversely impact the price of the Shares as well as the correlation between the price of the Shares and the net asset value of the Trust.

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

The Trust is not registered as an investment company for purposes of United States federal securities laws, and is not subject to regulation by the SEC as an investment company. Consequently, Shareholders do not have the regulatory protections provided to investors in investment companies registered under the Investment Company Act. For example, the provisions of the Investment Company Act that limit transactions with affiliates, prohibit the suspension of redemptions (except under limited circumstances) and limit sales loads do not apply to the Trust. iShares Delaware Trust Sponsor LLC, as the Sponsor, is registered with the CFTC as a commodity pool operator, and BlackRock Fund Advisors, as the Advisor, is registered with the CFTC as a commodity trading advisor. The CFTC therefore has jurisdiction over these entities and regulatory authority over certain activities of the Trust. The nature and degree of this regulation differs from the regulatory scheme imposed under the Investment Company Act.

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

Likewise, under the Trust’s advisory agreement, the Advisor and its agents have the right to be indemnified by the Trust for any liability or expense they incur without negligence, bad faith, or willful misconduct or reckless disregard of their duties on their part. That means the Advisor may require the assets of the Trust to be sold in order to cover losses or liabilities suffered by it, which would reduce the net asset value of the Trust and the value of the Shares.

Regulatory changes or actions may affect the Shares.

The futures markets are subject to comprehensive regulation. In addition, the CFTC and the exchanges are authorized to take extraordinary actions in the event of a market emergency, including, for example, implementing speculative position limits (including retroactively) or higher margin requirements, establishing daily price limits and suspending trading. The regulation of futures transactions in the United States is subject to modification by government, exchange and judicial action. The effect of any future regulatory change on the Trust could be substantial and adverse. See also “—Exchange position limits and other rules may restrict the creation of Baskets and the operation of the Trust” above and “Risk Factors Relating to Commodities Markets—Regulatory developments with respect to the futures and over-the-counter derivatives markets, and in particular, with respect to speculative trading in futures contracts and over-the-counter derivatives involving commodities and commodity indices, could adversely affect the value of your Shares.”

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

In addition, UBS Securities is one of the Index Providers, and although Bloomberg calculates the Index on behalf of UBS Securities, UBS Securities retains ownership of the Index, the Bloomberg CI and the Bloomberg Roll Select CI and retains the right to dismiss the Index Administrator from its duties relating to such indices, and may influence the Index Administrator with respect to the performance of its duties relating to such indices. To the extent UBS Securities’ interests conflict with those of the Trust and the Shareholders, the risks associated with such conflicts may be greater than they would otherwise be for a party that cannot exercise control over the Index, the Bloomberg CI and the Bloomberg Roll Select CI. According to UBS Securities, UBS Securities has implemented a firewall with respect to its personnel regarding access to information concerning the composition and/or changes to the Index. See “—Proprietary trading and other activities by the Index Providers and their respective affiliates could conflict with your interests as a Shareholder.”

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

If the IRS makes audit adjustments to the Trust's income tax returns for tax years beginning after 2017, it may collect any resulting taxes (including any applicable penalties and interest) directly from the Trust, in which case the cash available for distribution to the Trust's Shareholders might be substantially reduced.

Pursuant to the Bipartisan Budget Act of 2015, if the IRS makes audit adjustments to the Trust's income tax returns for tax years beginning after 2017, it may collect any resulting taxes (including any applicable penalties and interest) directly from the Trust. The Trust may have the ability to shift any such tax liability to the Sponsor and the Trust's Shareholders in accordance with their interests in the Trust during the year under audit, but there can be no assurance that it will be able to do so. If the Trust is required to make payments of taxes, penalties and interest resulting from audit adjustments, the cash available for distribution to the Trust's Shareholders might be substantially reduced.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Not applicable.

Item 3. Legal Proceedings.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

a) On August 9, 2013, the Shares commenced trading on NYSE Arca under the symbol “CMDT.” For each of the quarters during the fiscal years ended December 31, 2015 and 2014, the high and low sale prices of the Shares as reported for transactions on NYSE Arca were as follows:

	Years Ended December 31,
	2015		2014
	High	Low	High	Low
First Quarter	$42.51	$39.37	$53.84	$49.51
Second Quarter	42.46	40.14	55.07	53.09
Third Quarter	40.87	34.51	53.51	48.26
Fourth Quarter	36.37	31.53	48.80	42.81

The number of Shareholders of record of the registrant as of January 31, 2016 was approximately 276.

The Trust made no distributions to Shareholders during the fiscal years ended December 31, 2015 and 2014. The Trust has no obligation to make periodic distributions to Shareholders.

(b) Not applicable.

(c) 200,000 Shares (4 Baskets) were redeemed during the fourth quarter of the year ended December 31, 2015.

Period	Total Number of Shares Redeemed	Average Price Per Share
10/01/15 to 10/31/15	—	$—
11/01/15 to 11/30/15	—	—
12/01/15 to 12/31/15	200,000	32.26
Total	200,000	32.26

Item 6. Selected Financial Data.

Financial Highlights (for the years ended December 31, 2015, 2014 and 2013*)

(Dollar amounts in $000’s, except for per Share amounts)

	Years Ended December 31,
	2015	2014	2013*
Total assets	$4,821	$15,024	$12,721
Total gain (loss) on sales of short-term investments and futures contracts	$(5,003)	$(1,971)	$175
Net gain (loss)	$(4,331)	$(2,902)	$128
Weighted-average Shares outstanding	429,726	288,493	130,479
Net gain (loss) per Share	$(10.08)	$(10.06)	$0.98
Net cash flows	$2,017	$(1)	$52

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

Although the Trust is an emerging growth company subject to reduced public company reporting requirements under U.S. federal securities laws, it has elected not to make use of the extended transition period for complying with new or revised accounting standards pursuant to Section 107(b) of the JOBS Act and has otherwise prepared the financial statements and disclosures included in this Form 10-K in a manner comparable to that of other iShares exchange-traded funds.

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

The following graphs present the change in NAV of the Trust and the closing level of the Index for the period from August 8, 2013 (commencement of operations) to December 31, 2015:

Year Ended December 31, 2015
20%
15%
10%
5%
0%
-5%
-10%
-15%
-20%
-25%
-30%
Dec-14
Jan-15
Feb-15
Mar-15
Apr-15
May-15
Jun-15
Jul-15
Aug-15
Sep-15
Oct-15
Nov-15
Dec-15
Index YTD Change
Trust YTD Change

Year Ended December 31, 2014
20%
15%
10%
5%
0%
-5%
-10%
-15%
-20%
-25%
-30%
Dec-13
Jan-14
Feb-14
Mar-14
Apr-14
May-14
Jun-14
Jul-14
Aug-14
Sep-14
Oct-14
Nov-14
Dec-14
Index YTD Change
Trust YTD Change

Period from August 8, 2013 (commencement of operations) December 31, 2013
20%
15%
10%
5%
0%
-5%
-10%
-15%
-20%
-25%
-30%
Dec-12
Jan-13
Feb-13
Mar-13
Apr-13
May-13
Jun-13
Jul-13
Aug-13
Sep-13
Oct-13
Nov-13
Dec-13
Index
Trust

Results of Operations

The Year Ended December 31, 2015

The Trust’s net asset value decreased from $14,787,750 at December 31, 2014 to $4,816,999 at December 31, 2015. The decrease in the Trust’s net asset value resulted primarily from a decrease in the number of outstanding Shares, which fell from 350,000 Shares at December 31, 2014 to 150,000 Shares at December 31, 2015, a consequence of 550,000 Shares (11 Baskets) being created and 750,000 Shares (15 Baskets) being redeemed during the year. The Trust’s net asset value was also affected by a net decrease in net assets resulting from operations.

The 24.00% decline in the Trust’s net asset value per Share from $42.25 at December 31, 2014 to $32.11 at December 31, 2015 is directly related to the 23.49% decrease in the settlement price for the Index Futures. The Trust’s net asset value per Share decreased slightly more than the settlement price for the Index Futures on a percentage basis due to the Sponsor’s fees and brokerage commissions.

Net loss for the year ended December 31, 2015 was $4,331,439, resulting from a net investment loss of $145,027 and a net realized and unrealized loss of $4,186,412. For the year ended December 31, 2015, the Trust had a net realized and unrealized loss of $1,402 on short-term investments and a net realized and unrealized loss of $4,185,010 on futures contracts. Other than the Sponsor’s fees of $126,802 and brokerage commissions and fees of $22,044, the Trust had no expenses during the year.

The Year Ended December 31, 2014

The Trust’s net asset value increased from $12,594,593 at December 31, 2013 to $14,787,750 at December 31, 2014. The increase in the Trust’s net asset value resulted primarily from an increase in the number of outstanding Shares, which rose from 250,000 Shares at December 31, 2013 to 350,000 Shares at December 31, 2014, a consequence of 100,000 Shares (2 Baskets) being created and zero Shares being redeemed during the year. The Trust’s net asset value was partially offset by a net loss.

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

The period from August 8, 2013 (commencement of operations) through December 31, 2013

The Trust’s net asset value increased from $5,000,000 at August 8, 2013 (commencement of operations) to $12,594,593 at December 31, 2013. The increase in the Trust’s net asset value resulted primarily from an increase in the number of outstanding Shares, which rose from 100,000 Shares at August 8, 2013 to 250,000 Shares at December 31, 2013, a consequence of 150,000 Shares (3 Baskets) being created and zero Shares being redeemed during the period. The Trust’s net asset value also benefitted from a net gain.

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

Liquidity and Capital Resources

The Trust’s assets as of December 31, 2015 consist of Index Futures and Collateral Assets used to satisfy applicable margin requirements for those Index Future positions. The Trust does not anticipate any further need for liquidity, because creations and redemptions of Shares generally occur in kind and ordinary expenses are met by cash on hand. Interest earned on the assets posted as collateral is paid to the Trust and is used to pay the Sponsor’s fees and purchase additional Index Futures and Collateral Assets, or, in the discretion of the Sponsor, distributed to Shareholders. For the year ended December 31, 2015, interest income was $3,819, while the Sponsor’s fees totaled $126,802. For the year ended December 31, 2014, interest income was $6,267, while the Sponsor’s fees totaled $108,570. For the period from August 8, 2013 (commencement of operations) to December 31, 2013, interest income was $957, while the Sponsor’s fees totaled $19,456. In exchange for a fee based on the net asset value of the Trust, the Sponsor has assumed most of the ordinary expenses incurred by the Trust. In the case of an extraordinary expense and/or insufficient interest income to cover ordinary expenses, however, the Trust could be forced to liquidate its positions in Index Futures and Collateral Assets to pay such expenses. As of December 31, 2015, the market for Index Futures had not developed significant liquidity and the Trust represented substantially all of the long-side open interest in Index Futures. In addition, it is expected that UBS Securities or its accountholders may represent, directly or indirectly, a substantial portion of the short-side interest in such market. The existence of such a limited number of market participants could cause or exacerbate losses to the Trust if the Trust were required to liquidate its Index Future positions.

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

Item7A. Quantitative and Qualitative Disclosures About Market Risk.

Quantitative Disclosure

The Trust is exposed to commodity price risk through the Trust’s holdings of Index Futures. The following table provides information about the Trust’s futures contract positions, which are sensitive to changes in commodity prices. As of December 31, 2015, the Trust’s open Index Future positions (long) were as follows:

Number of Contracts:	250
Expiration Date:	March 2016
Weighted-Average Price per Contract:	$193.24
Notional Amount (Fair Value):	$4,806,000

The notional amount is calculated using the settlement price for the Index Futures on the CME on December 31, 2015, which was $192.24 per contract, and the $100 multiplier applicable under the contract terms.

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

Item 8. Financial Statements and Supplementary Data.

Quarterly Income Statements*

(Dollar amounts in $000’s, except for per Share amounts)

	Three Months Ended (Unaudited)				Year Ended
	March 31, 2015	June 30, 2015	September 30, 2015	December 31, 2015	December 31, 2015
Investment Income
Interest	$1	$1	$1	$0	$4
Total investment income	1	1	1	0	4

Expenses
Sponsor’s fees	30	50	29	17	127
Brokerage commissions and fees	7	7	5	3	22
Total expenses	37	57	34	21	149
Net investment loss	(36)	(56)	(33)	(20)	(145)

Realized and Unrealized Gain (Loss)
Net realized gain (loss) from:
Short-term investments	0	0	0	(1)	(1)
Futures contracts	(1,921)	622	(2,623)	(1,081)	(5,002)
Net realized gain (loss)	(1,920)	622	(2,623)	(1,082)	(5,003)
Net change in unrealized appreciation/depreciation on:
Short-term investments	(0)	1	(1)	(1)	(1)
Futures contracts	712	283	(299)	121	817
Net change in unrealized appreciation/depreciation	711	284	(300)	120	816
Net realized and unrealized gain (loss)	(1,209)	906	(2,922)	(962)	(4,186)
Net increase (decrease) in net assets resulting from operations	$(1,245)	$851	$(2,955)	$(982)	$(4,331)
Net increase (decrease) in net assets per Share	$(3.12)	$1.29	$(7.39)	$(3.71)	$(10.08)
Weighted-average Shares outstanding	398,889	657,143	400,000	264,674	429,726

	Three Months Ended (Unaudited)				Year Ended
	March 31, 2014	June 30, 2014	September 30, 2014	December 31, 2014	December 31, 2014
Investment Income
Interest	$2	$2	$1	$2	$6
Total investment income	2	2	1	2	6

Expenses
Sponsor’s fees	24	25	29	31	109
Brokerage commissions and fees	3	3	3	4	12
Total expenses	27	28	32	34	120
Net investment loss	(25)	(26)	(31)	(33)	(114)

Realized and Unrealized Gain (Loss)
Net realized gain (loss) from:
Short-term investments	0	0	0	0	0
Futures contracts	879	(187)	(1,023)	(1,641)	(1,971)
Net realized gain (loss)	879	(187)	(1,023)	(1,641)	(1,971)
Net change in unrealized appreciation/depreciation on:
Short-term investments	—	—	—	0	0
Futures contracts	(121)	289	(755)	(230)	(817)
Net change in unrealized appreciation/depreciation	(121)	289	(755)	(229)	(817)
Net realized and unrealized gain (loss)	758	102	(1,778)	(1,870)	(2,788)
Net increase (decrease) in net assets resulting from operations	$734	$75	$(1,809)	$(1,902)	$(2,902)
Net increase (decrease) in net assets per Share	$2.93	$0.30	$(5.98)	$(5.44)	$(10.06)
Weighted-average Shares outstanding	250,000	250,000	302,717	350,000	288,493

*     Certain totals may not sum due to rounding.

See Index to Financial Statements on page F-1 for a list of the financial statements being filed herein.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

There have been no changes in accountants and no disagreements with accountants during the year ended December 31, 2015.

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

The principal executive officer and principal financial officer of the Sponsor assessed the effectiveness of the Trust’s internal control over financial reporting as of December 31, 2015. Their assessment included an evaluation of the design of the Trust’s internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. In making its assessment, the Sponsor’s management has utilized the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in its report entitled Internal Control – Integrated Framework (2013). Based on their assessment and those criteria, the principal executive officer and principal financial officer of the Sponsor concluded that the Trust maintained effective internal control over financial reporting as of December 31, 2015.

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

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The Trust does not have any directors, officers or employees. The following persons, in their respective capacities as directors or executive officers of the Sponsor, perform certain functions with respect to the Trust that, if the Trust had directors or executive officers, would typically be performed by them.

Paul Lohrey is the President and Chief Executive Officer of the Sponsor, Jack Gee is the Chief Financial Officer of the Sponsor.

The Sponsor is managed by a Board of Directors composed of Philip Jensen, Peter Landini, Kimun Lee, Jack Gee and Paul Lohrey.

Paul Lohrey, CFA, 53, became a principal of the Sponsor in April 2014 and has served as its President and Chief Executive Officer since November 2015. Mr. Lohrey joined BlackRock, Inc., a global asset management firm, as a Managing Director, performing supervisory and managerial functions, in June 2010. Prior to joining BlackRock, Inc., Mr. Lohrey served as Chief Investment Officer, Europe, performing supervisory and managerial functions, for The Vanguard Group, an asset management firm, from October 2008 to May 2010. He also held various positions in equity and fixed income portfolio management while at Vanguard from August 1994. Mr. Lohrey earned a Bachelor of Arts degree in economics from Duke University in 1984 and an MBA in Finance from the University of Chicago in 1986.

Jack Gee, 56, became a principal of the Sponsor in September 2011 and serves as its Chief Financial Officer. Since December 2011, Mr. Gee was a principal of BlackRock Asset Management International Inc., a former commodity pool operator that withdrew its commodity pool operator registration in February 2014, and serves as its Chief Financial Officer, Chief Operating Officer and Director. Mr. Gee served as Director of US Fund Administration of BlackRock Institutional Trust Company N.A., a national banking association, a commodity pool operator and a commodity trading advisor registered with the CFTC, from September 2004 to January 2010. Since January 2010, Mr. Gee has served as Managing Director, performing supervisory and managerial functions, of BlackRock Institutional Trust Company, N.A. Prior to joining BlackRock Institutional Trust Company, N.A., Mr. Gee served as Chief Financial Officer of Parnassus Investments, an investment adviser registered with the SEC, from March 2004 to September 2004; Chief Financial Officer of Cazenave Partners, an investment adviser registered with the SEC, from October 2003 to March 2004; Controller of Paul Capital Partners, an investment firm focusing on the secondary private equity and healthcare market, from October 2002 to October 2003; Chief Financial Officer of Fremont Investment Advisors, Inc., an investment adviser formerly registered with the SEC, from October 1997 to September 2002. Mr. Gee earned a Bachelor of Science degree in accounting from the California State University in 1982.

Philip Jensen, 57, became a principal of the Sponsor in September 2009 and is Chairman of the Sponsor’s audit committee. Since June 2001, Mr. Jensen has served as Partner and Chief Financial Officer of Paul Capital Partners, an investment firm focusing on the secondary private equity and healthcare markets. Mr. Jensen received his Bachelor of Science from San Francisco State University and is a certified public accountant.

Peter Landini, 64, became a principal of the Sponsor in September 2009 and is a member of the Sponsor’s audit committee. In January 2003, Mr. Landini joined RBP Investment Advisors, Inc., a financial planning consultancy firm, for which he presently serves as Partner and Wealth Manager. Mr. Landini received his Bachelor of Science degree in Accounting from Santa Clara University and an MBA in Finance from Golden Gate University. Mr. Landini is a certified financial planner and is a member of the Financial Planning Association.

Kimun Lee, 69, became a principal of the Sponsor in September 2009 and is a member of the Sponsor’s audit committee. Mr. Lee is a California-registered investment adviser and has conducted his consulting business under the name Resources Consolidated since January 1980. Since September 2010, Mr. Lee has served as a member of the board of directors of Firsthand Technology Value Fund, Inc., a mutual fund company. Since April 2013, Mr. Lee has served as a member of the board of directors of Firsthand Funds, a mutual fund company. Since April 2014, Mr. Lee has served as a member of the board of trustees of FundX Investment Trust, a mutual fund company. Until January 2005, Mr. Lee also served as a member of the board of directors of Fremont Mutual Funds, Inc., a mutual fund company. Mr. Lee received his Bachelor of Arts from the University of the Pacific and an MBA from University of Nevada, Reno. He also completed the executive education program on corporate governance at Stanford Graduate School of Business.

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

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Not applicable.

Item 14. Principal Accounting Fees and Services.

(1) to (4). Fees for services performed by PricewaterhouseCoopers LLP for the years ended December 31, 2015 and 2014 were:

	2015	2014
Audit fees	$53,800	$50,900
Audit-related fees	250	250
Tax fees	183,330	131,742
All other fees	—	—
	$237,380	$182,892

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

(6) None of the hours expended on PricewaterhouseCoopers LLP’s engagement to audit the registrant’s financial statements for the year ended December 31, 2015 were attributable to work performed by persons other than the principal accountant’s full-time, permanent employees.

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

iShares Commodity Optimized Trust

Financial Statements

Index

Page

Report of Independent Registered Public Accounting Firm	F-2

Statements of Assets and Liabilities at December 31, 2015 and 2014	F-3

Statements of Operations for the years ended December 31, 2015 and 2014 and for the period from August 8, 2013 (commencement of operations) to December 31, 2013.	F-4

Statements of Changes in Net Assets for the years ended December 31, 2015 and 2014 and for the period from August 8, 2013 (commencement of operations) to December 31, 2013	F-5

Statements of Cash Flows for the years ended December 31, 2015 and 2014 and for the period from August 8, 2013 (commencement of operations) December 31, 2013	F-6

Schedules of Investments at December 31, 2015 and 2014	F-7

Notes to Financial Statements	F-8

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Sponsor, Trustee and Shareholders of

iShares Commodity Optimized Trust:

In our opinion, the financial statements listed in the accompanying index present fairly, in all material respects, the financial position of iShares Commodity Optimized Trust (the “Trust”) at December 31, 2015 and 2014, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2015 and for the period from August 8, 2013 (commencement of operations) to December 31, 2013 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Trust’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

San Francisco, California

February 29, 2016

iShares Commodity Optimized Trust

Statements of Assets and Liabilities(a)

At December 31, 2015 and 2014

	December 31,
	2015	2014
Assets
Cash and cash equivalents	$2,067,355	$50,606
Cash and cash equivalents held at brokers (restricted)	225,000	535,000
Short-term investments(b)	2,499,782	14,438,380
Receivable for variation margin on open futures contracts (Note 9)	29,000	—
Total Assets	4,821,137	15,023,986
Liabilities
Payable for variation margin on open futures contracts (Note 9)	—	226,379
Sponsor's fees payable	4,138	9,857
Total Liabilities	4,138	236,236
Commitments and contingent liabilities (Note 7)	—	—

Net Assets	$4,816,999	$14,787,750

Shares issued and outstanding(c)	150,000	350,000
Net Asset Value per Share (Note 2G)	$32.11	$42.25

(a)     Previously reported as “Statements of Financial Condition.” Please refer to Note 2A.

(b)     Cost of short-term investments: $2,499,967 and $14,437,897, respectively.

(c)     No par value, unlimited amount authorized.

See notes to financial statements.

iShares Commodity Optimized Trust

Statements of Operations

For the years ended December 31, 2015 and 2014

and the period from August 8, 2013 (commencement of operations) to December 31, 2013

	Years Ended December 31,		Period from August 8, 2013 (commencement of operations) to December 31,
	2015	2014	2013
Investment Income
Interest	$3,819	$6,267	$957
Total investment income	3,819	6,267	957
Expenses
Sponsor's fees	126,802	108,570	19,456
Brokerage commissions and fees	22,044	11,889	3,828
Total expenses	148,846	120,459	23,284
Net investment loss	(145,027)	(114,192)	(22,327)
Net Realized and Unrealized Gain (Loss)
Net realized gain (loss) from:
Short-term investments	(734)	171	187
Futures contracts	(5,002,141)	(1,971,431)	174,717
Net realized gain (loss)	(5,002,875)	(1,971,260)	174,904
Net change in unrealized appreciation/depreciation on:
Short-term investments	(668)	483	—
Futures contracts	817,131	(817,035)	(25,016)
Net change in unrealized appreciation/depreciation	816,463	(816,552)	(25,016)
Net realized and unrealized gain (loss)	(4,186,412)	(2,787,812)	149,888

Net increase (decrease) in net assets resulting from operations	$(4,331,439)	$(2,902,004)	$127,561

Net increase (decrease) in net assets per Share	$(10.08)	$(10.06)	$0.98
Weighted-average Shares outstanding	429,726	288,493	130,479

See notes to financial statements.

iShares Commodity Optimized Trust

Statements of Changes in Net Assets(a)

For years ended December 31, 2015 and 2014

and the period from August 8, 2013 (commencement of operations) to December 31, 2013

	Years Ended December 31,		Period from August 8, 2013 (commencement of operations) to December 31,
	2015	2014	2013
Net Assets, Beginning of Period	$14,787,750	$12,594,593	$—

Operations:
Net investment loss	(145,027)	(114,192)	(22,327)
Net realized gain (loss)	(5,002,875)	(1,971,260)	174,904
Net change in unrealized appreciation/depreciation	816,463	(816,552)	(25,016)
Net increase (decrease) in net assets resulting from operations	(4,331,439)	(2,902,004)	127,561

Capital Share Transactions:
Contributions for Shares issued	22,228,586	5,095,161	12,467,032
Distributions for Shares redeemed	(27,867,898)	—	—
Net increase (decrease) in net assets from capital share transactions	(5,639,312)	5,095,161	12,467,032

Increase (decrease) in net assets	(9,970,751)	2,193,157	—

Net Assets, End of Period	$4,816,999	$14,787,750	$12,594,593

Shares issued and redeemed
Shares issued	550,000	100,000	250,000
Shares redeemed	(750,000)	—	—
Net increase (decrease) in Shares issued and outstanding	(200,000)	100,000	250,000

(a)     Previously reported as “Statements of Changes in Shareholders’ Capital.” Please refer to Note 2A.

See notes to financial statements.

iShares Commodity Optimized Trust

Statements of Cash Flows

For years ended December 31, 2015 and 2014

and the period from August 8, 2013 (commencement of operations) to December 31, 2013

	Years Ended December 31,		Period from August 8, 2013 (commencement of operations) to December 31,
	2015	2014	2013
Cash Flows from Operating Activities
Net increase (decrease) in net assets resulting from operations	$(4,331,439)	$(2,902,004)	$127,561
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Purchases of short-term investments	(100,450,218)	(65,526,042)	(22,172,760)
Sales/maturities of short-term investments	112,391,232	63,318,593	9,949,894
Accretion of discount	(3,819)	(6,267)	(957)
Net realized (gain) loss on short-term investments	734	(171)	(187)
Net change in unrealized appreciation/depreciation on short-term investments	668	(483)	—
Change in operating assets and liabilities:
Cash and cash equivalents held at brokers (restricted)	310,000	(90,000)	(445,000)
Receivable for variation margin on open futures contracts	(29,000)	—	—
Payable for variation margin on open futures contracts	(226,379)	107,660	118,719
Sponsor's fees payable	(5,718)	2,314	7,543
Net cash provided by (used in) operating activities	7,656,061	(5,096,400)	(12,415,187)

Cash Flows from Financing Activities
Contributions for Shares issued	22,228,586	5,095,161	12,467,032
Distributions for Shares redeemed	(27,867,898)	—	—
Net cash provided by (used in) financing activities	(5,639,312)	5,095,161	12,467,032
Net increase (decrease) in cash and cash equivalents	2,016,749	(1,239)	51,845

Cash and Cash Equivalents
Beginning of period	50,606	51,845	—
End of period	$2,067,355	$50,606	$51,845

See notes to financial statements.

iShares Commodity Optimized Trust

Schedules of Investments

At December 31, 2015 and 2014

December 31, 2015

Security Description	Face Amount	Fair Value
United States Treasury bills(a):
0.02% due 01/28/16	$2,500,000	$2,499,782
Total United States Treasury bills (cost: $2,499,967)		2,499,782

Total Investments – 51.90%		2,499,782
Other Assets, Less Liabilities – 48.10%		2,317,217
Net Assets – 100.00%		$4,816,999

(a)     Rates shown is discount rate paid at the time of purchase.

As of December 31, 2015, the open Bloomberg Roll Select CI futures contracts were as follows:

Number of Contracts	Expiration Date	Current Notional Amount	Net Unrealized Depreciation
250	March 2016	$4,806,000	$24,920

December 31, 2014

Security Description	Face Amount	Fair Value

United States Treasury bills(a):
0.02% due 01/15/15	$76,000	$75,999
0.02% due 01/22/15	2,103,000	2,102,965
0.02% due 02/05/15	78,000	77,998
0.02% - 0.03% due 02/19/15	2,082,000	2,081,952
0.03% due 03/05/15	200,000	199,994
0.05% due 03/12/15	7,600,000	7,599,635
0.05% due 03/19/15	2,000,000	1,999,916
0.07% due 05/28/15	300,000	299,921
Total United States Treasury bills (cost: $14,437,897)		14,438,380

Total Investments – 97.64%		14,438,380
Other Assets, Less Liabilities – 2.36%		349,370
Net Assets – 100.00%		$14,787,750

(a)     Rates shown are discount rates paid at the time of purchase.

As of December 31, 2014, the open Bloomberg Roll Select CI futures contracts were as follows:

Number of Contracts	Expiration Date	Current Notional Amount	Net Unrealized Depreciation
588	March 2015	$14,774,088	$842,051

See notes to financial statements.

iShares Commodity Optimized Trust

Notes to Financial Statements

December 31, 2015

1 - Organization

The iShares Commodity Optimized Trust (the “Trust”) is a Delaware statutory trust that was organized under the laws of the State of Delaware on December 7, 2011 and commenced operations on August 8, 2013. iShares Delaware Trust Sponsor LLC, a Delaware limited liability company, is the sponsor of the Trust (the “Sponsor”). The sole member and manager of the Sponsor is BlackRock Asset Management International Inc., a Delaware corporation. BlackRock Institutional Trust Company, N.A. is the “Trustee” of the Trust. The Trust is governed by the Amended and Restated Trust Agreement, dated as of July 1, 2014 (the “Trust Agreement”), among the Sponsor, the Trustee and Wilmington Trust, National Association (the “Delaware Trustee”). The Trust issues units of beneficial interest (“Shares”) representing fractional undivided beneficial interests in its net assets. The Trust holds long positions in exchange-traded index futures contracts of various expirations, or “Index Futures” on the Bloomberg Roll Select Commodity Index (the “Bloomberg Roll Select CI”). In order to collateralize its Index Futures positions and to reflect the U.S. Treasury component of the Bloomberg Roll Select Commodity Total Return Index (the “Index”), the Trust also holds “Collateral Assets,” which consist of cash, U.S. Treasury securities or other short-term securities and similar securities that are eligible as margin deposits for those Index Futures positions. The Index Futures held by the Trust are listed on the Chicago Mercantile Exchange (the “CME”).

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

Certain statements and captions in the financial statements for the prior year have been changed to conform to the current financial statement presentation. Certain amounts in the financial statements for the prior years have been reclassified to conform to the current financial statement presentation.

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

Index Futures are derivative instruments valued at fair value, which the Trustee has determined to be that day’s announced CME settlement price. If there is no announced settlement price for a particular Index Future contract on that day, the Trustee will use the most recently announced CME settlement price unless the Trustee, in consultation with the Sponsor, determines that such price is inappropriate as a basis for valuation. The Trust’s derivatives are not designated as hedges, and all changes in the fair value are reflected in the statements of operations.

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

As of December 31, 2015 and 2014, the Trust had cash and cash equivalents held at brokers of $225,000 and $535,000, respectively, which were posted as margin for the Trust’s Index Future positions.

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

The Sponsor has reviewed the tax positions as of December 31, 2015, inclusive of the open tax return years, and has determined that no provision for income tax is required in the Trust’s financial statements.

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

The Sponsor has agreed under the Trust Agreement to pay the following administrative, operational and marketing expenses: (1) the fees of the Trustee, the Delaware Trustee, the Advisor and their respective agents, (2) NYSE Arca listing fees, (3) printing and mailing costs, (4) audit fees, (5) fees for registration of the Shares with the Securities and Exchange Commission, (6) tax reporting costs, (7) license fees and (8) legal expenses relating to the Trust of up to $100,000 annually.

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

8 - Financial Highlights

The following financial highlights relate to investment performance and operations for a Share outstanding for the years ended December 31, 2015 and 2014 and period from August 8, 2013 (commencement of operations) to December 31, 2013.

	Years Ended December 31,		Period from August 8, 2013 (commencement of operations) to December 31,
	2015	2014	2013
Net asset value per Share, beginning of period	$42.25	$50.38	$50.00

Net investment loss(a)	(0.34)	(0.40)	(0.17)
Net realized and unrealized gain (loss)(b)	(9.80)	(7.73)	0.55
Net increase (decrease) in net assets from operations	(10.14)	(8.13)	0.38
Net asset value per Share, end of period	$32.11	$42.25	$50.38

Total return, at net asset value (c)	(24.00)%	(16.14)%	0.76%(d)

Ratio to average net assets:
Net investment loss(e)	(0.86)%	(0.79)%	(0.85)%
Expenses(e)	0.88%	0.83%	0.89%

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

(d)      Percentage is not annualized.

(e)      Percentage is annualized.

9 - Investing in Index Futures

Substantially all of the Trust’s assets are invested in Index Futures. The Index Futures’ settlement value at expiration is based on the value of Bloomberg Roll Select CI at that time. Therefore, the value of the Trust will fluctuate based upon the value of the Bloomberg Roll Select CI and the prices of futures contracts and commodities underlying the Bloomberg Roll Select CI. The commodities markets have historically been extremely volatile. For the years ended December 31, 2015 and 2014, the average month-end notional amounts of open Index Futures were $15,463,265 and $14,351,951, respectively.

The following table shows the variation margin on open futures contracts, by risk exposure category, on the statements of assets and liabilities as of December 31, 2015 and 2014:

	Asset Derivatives	Fair Value	Liability Derivatives	Fair Value
December 31, 2015
Commodity contracts	Receivable for variation margin on open futures contracts	$29,000	Payable for variation margin on open futures contracts	$—

December 31, 2014
Commodity contracts	Receivable for variation margin on open futures contracts	$—	Payable for variation margin on open futures contracts	$226,379

The following table shows the effect of the futures contracts, by risk exposure category, on the statements of operations for the years ended December 31, 2015 and 2014 and the period from August 8, 2013 (commencement of operations) to December 31, 2013:

	Statement of Operations Location	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation/Depreciation
December 31, 2015
Commodity contracts	Net realized gain (loss) from futures contracts	$(5,002,141)	$—
	Net change in unrealized appreciation/depreciation on futures contracts	—	817,131

December 31, 2014
Commodity contracts	Net realized gain (loss) from futures contracts	$(1,971,431)	$—
	Net change in unrealized appreciation/depreciation on futures contracts	—	(817,035)

December 31, 2013
Commodity contracts	Net realized gain (loss) from futures contracts	$174,717	$—
	Net change in unrealized appreciation/depreciation on futures contracts	—	(25,016)

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

The following table summarizes the value of each of the Trust’s investments by the fair value hierarchy levels as of December 31, 2015 and 2014:

	Level 1	Level 2	Level 3	Total
December 31, 2015
Futures contracts(a)	$(24,920)	$—	$—	$(24,920)
U.S. Treasury bills	—	2,499,782	—	2,499,782

December 31, 2014
Futures contracts(a)	$(842,051)	$—	$—	$(842,051)
U.S. Treasury bills	—	14,438,380	—	14,438,380

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

iShares Delaware Trust Sponsor LLC,

Sponsor of the iShares Commodity Optimized Trust (registrant)

/s/ Paul Lohrey

Paul Lohrey

Director, President and Chief Executive Officer

(Principal executive officer)

Date: February 29, 2016

/s/ Jack Gee

Jack Gee

Director and Chief Financial Officer

(Principal financial and accounting officer)

Date: February 29, 2016

/s/ Philip Jensen

Philip Jensen

Director

Date: February 29, 2016

/s/ Peter Landini

Peter Landini

Director

Date: February 29, 2016

/s/ Kimun Lee

Kimun Lee

Director

Date: February 29, 2016

*     The registrant is a trust and the persons are signing in their respective capacities as officers or directors of iShares Delaware Trust Sponsor LLC, the Sponsor of the registrant.