Form 10-Q
period 2016-03-31
iSHARES COMMODITY OPTIMIZED TRUST
filed 2016-05-06
CIK 1535365

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2016

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

iShares Commodity Optimized Trust

Statements of Assets and Liabilities (Unaudited)

At March 31, 2016 and December 31, 2015

	March 31, 2016	December 31, 2015
Assets
Cash and cash equivalents	$5,222,237	$2,067,355
Cash and cash equivalents held at brokers (restricted)	299,000	225,000
Short-term investments(a)	999,942	2,499,782
Receivable for variation margin on open futures contracts (Note 9)	—	29,000
Total Assets	6,521,179	4,821,137

Liabilities
Payable for variation margin on open futures contracts (Note 9)	13,612	—
Sponsor’s fees payable	4,142	4,138
Total Liabilities	17,754	4,138

Commitments and contingent liabilities (Note 7)	—	—

Net Assets	$6,503,425	$4,816,999

Shares issued and outstanding(b)	200,000	150,000
Net Asset Value per Share (Note 2G)	$32.52	$32.11

(a)     Cost of short-term investments: $999,875 and $2,499,967, respectively.

(b)     No par value, unlimited amount authorized.

See notes to financial statements.

iShares Commodity Optimized Trust

Statements of Operations (Unaudited)

For the three months ended March 31, 2016 and 2015

	Three Months Ended March 31,
	2016	2015
Investment Income
Interest	$2,287	$1,087
Total investment income	2,287	1,087

Expenses
Sponsor’s fees	10,517	30,234
Brokerage commissions and fees	2,158	7,056
Total expenses	12,675	37,290
Net investment loss	(10,388)	(36,203)

Net Realized and Unrealized Gain (Loss)
Net realized gain (loss) from:
Short-term investments	—	300
Futures contracts	78,484	(1,920,561)
Net realized gain (loss)	78,484	(1,920,261)
Net change in unrealized appreciation/depreciation on:
Short-term investments	252	(405)
Futures contracts	45,820	711,761
Net change in unrealized appreciation/depreciation	46,072	711,356
Net realized and unrealized gain (loss)	124,556	(1,208,905)

Net increase (decrease) in net assets resulting from operations	$114,168	$(1,245,108)

Net increase (decrease) in net assets per Share	$0.64	$(3.12)
Weighted-average Shares outstanding	178,571	398,889

See notes to financial statements.

iShares Commodity Optimized Trust

Statements of Changes in Net Assets (Unaudited)

For the three months ended March 31, 2016 and the year ended December 31, 2015

	Three Months Ended March 31, 2016	Year Ended December 31, 2015
Net Assets, Beginning of Period	$4,816,999	$14,787,750

Operations:
Net investment loss	(10,388)	(145,027)
Net realized gain (loss)	78,484	(5,002,875)
Net change in unrealized appreciation/depreciation	46,072	816,463
Net increase (decrease) in net assets resulting from operations	114,168	(4,331,439)

Capital Share Transactions:
Contributions for Shares issued	1,572,258	22,228,586
Distributions for Shares redeemed	—	(27,867,898)
Net increase (decrease) in net assets from capital share transactions	1,572,258	(5,639,312)

Increase (decrease) in net assets	1,686,426	(9,970,751)

Net Assets, End of Period	$6,503,425	$4,816,999

Shares issued and redeemed
Shares issued	50,000	550,000
Shares redeemed	—	(750,000)
Net increase (decrease) in Shares issued and outstanding	50,000	(200,000)

See notes to financial statements.

iShares Commodity Optimized Trust

Statements of Cash Flows (Unaudited)

For the three months ended March 31, 2016 and 2015

	Three Months Ended March 31,
	2016	2015
Cash Flows from Operating Activities
Net increase (decrease) in net assets resulting from operations	$114,168	$(1,245,108)
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Purchases of short-term investments	(31,797,621)	(46,662,676)
Sales/maturities of short-term investments	33,300,000	35,952,900
Accretion of discount	(2,287)	(1,087)
Net realized (gain) loss on short-term investments	—	(300)
Net change in unrealized appreciation/depreciation on short-term investments	(252)	405
Change in operating assets and liabilities:
Cash and cash equivalents held at brokers (restricted)	(74,000)	(443,000)
Receivable for variation margin on open futures contracts	29,000	—
Payable for variation margin on open futures contracts	13,612	46,789
Sponsor’s fees payable	4	5,496
Net cash provided by (used in) operating activities	1,582,624	(12,346,581)

Cash Flows from Financing Activities
Contributions for Shares issued	1,572,258	18,603,987
Distributions for Shares redeemed	—	(6,240,805)
Net cash provided by financing activities	1,572,258	12,363,182
Net increase in cash and cash equivalents	3,154,882	16,601

Cash and Cash Equivalents
Beginning of period	2,067,355	50,606
End of period	$5,222,237	$67,207

See notes to financial statements.

iShares Commodity Optimized Trust

Schedules of Investments (Unaudited)

At March 31, 2016 and December 31, 2015

March 31, 2016

Security Description	Face Amount	Fair Value
United States Treasury bills(a):
0.23% due 04/21/16	$1,000,000	$999,942
Total United States Treasury bills (cost: $999,875)		999,942

Total Investments – 15.38%		999,942
Other Assets, Less Liabilities – 84.62%		5,503,483
Net Assets – 100.00%		$6,503,425

(a)     Rate shown is discount rate paid at the time of purchase.

As of March 31, 2016, the open Bloomberg Roll Select CI futures contracts were as follows:

Number of Contracts	Expiration Date	Current Notional Amount	Net Unrealized Appreciation (Depreciation)
332	June 2016	$6,477,320	$20,900

December 31, 2015

Security Description	Face Amount	Fair Value
United States Treasury bills(a):
0.02% due 01/28/16	$2,500,000	$2,499,782
Total United States Treasury bills (cost: $2,499,967)		2,499,782

Total Investments – 51.90%		2,499,782
Other Assets, Less Liabilities - 48.10%		2,317,217
Net Assets – 100.00%		$4,816,999

(a)     Rate shown is discount rate paid at the time of purchase.

As of December 31, 2015, the open Bloomberg Roll Select CI futures contracts were as follows:

Number of Contracts	Expiration Date	Current Notional Amount	Net Unrealized Appreciation (Depreciation)
250	March 2016	$4,806,000	$(24,920)

See notes to financial statements.

iShares Commodity Optimized Trust

Notes to Financial Statements (Unaudited)

March 31, 2016

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

The accompanying unaudited financial statements were prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions for Form 10-Q and the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”). In the opinion of management, all material adjustments, consisting only of normal recurring adjustments considered necessary for a fair statement of the interim period financial statements have been made. Interim period results are not necessarily indicative of results for a full-year period. These financial statements and the notes thereto should be read in conjunction with the Trust’s financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2015, as filed with the SEC on February 29, 2016.

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

The assets of the Trust consist of Index Futures and cash or other Collateral Assets used to satisfy applicable margin requirements for those Index Futures positions. Index Futures are exchange-traded index future contracts on the Bloomberg Roll Select CI and are expected to include contracts of different terms and expirations. The Trust is expected to roll out of existing positions in Index Futures and establish new positions in Index Futures on an ongoing basis. When establishing positions in Index Futures, the Trust is required to deposit cash or other Collateral Assets with the broker as “initial margin.” On a daily basis, the Trust is obligated to pay, or entitled to receive, cash in an amount equal to the change in the daily settlement level of its Index Futures positions. Such payments or receipts are known as variation margin and recorded as unrealized appreciation or depreciation. When an Index Futures contract is closed, the Trust records a realized gain or loss based on the difference between the value of the Index Futures contract at the time it was opened and the value at the time it was closed.

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

As of March 31, 2016 and December 31, 2015, the Trust had cash and cash equivalents held at brokers of $299,000 and $225,000, respectively, which were posted as margin for the Trust’s Index Futures positions.

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

The Sponsor has reviewed the tax positions as of March 31, 2016, inclusive of the open tax return years, and has determined that no provision for income tax is required in the Trust’s financial statements.

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

8 - Financial Highlights

The following financial highlights relate to investment performance and operations for a Share outstanding for the three months ended March 31, 2016 and 2015.

	Three Months Ended
	March 31
	2016	2015
Net asset value per Share, beginning of period	$32.11	$42.25

Net investment loss(a)	(0.06)	(0.09)
Net realized and unrealized gain (loss)(b)	0.47	(2.30)
Net increase (decrease) in net assets from operations	0.41	(2.39)
Net asset value per Share, end of period	$32.52	$39.86

Total return, at net asset value (c)(d)	1.28%	(5.66)%

Ratio to average net assets:
Net investment loss(e)	(0.74)%	(0.89)%
Expenses(e)	0.90%	0.92%

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

(d)      Percentage is not annualized.

(e)      Percentage is annualized.

9 - Investing in Index Futures

Substantially all of the Trust’s assets are invested in Index Futures. The Index Futures’ settlement value at expiration is based on the value of the Bloomberg Roll Select CI at that time. Therefore, the value of the Trust will fluctuate based upon the value of the Bloomberg Roll Select CI and the prices of futures contracts and commodities underlying the Bloomberg Roll Select CI. The commodities markets have historically been extremely volatile. For the three months ended March 31, 2016 and the year ended December 31, 2015, the average month-end notional amounts of open Index Futures were $5,571,035 and $15,463,265, respectively.

The following table shows the variation margin on open futures contracts, by risk exposure category, on the statements of assets and liabilities as of March 31, 2016 and December 31, 2015:

	Asset Derivatives	Fair Value	Liability Derivatives	Fair Value
March 31, 2016
Commodity contracts	Receivable for variation margin on open futures contracts	$—	Payable for variation margin on open futures contracts	$13,612

December 31, 2015
Commodity contracts	Receivable for variation margin on open futures contracts	$29,000	Payable for variation margin on open futures contracts	$—

The following table shows the effect of the open futures contracts, by risk exposure category, on the statements of operations for the three months ended March 31, 2016 and 2015:

	Statements of Operations Location	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation/Depreciation
Three Months Ended March 31, 2016
Commodity contracts	Net realized gain (loss) from futures contracts	$78,484	$—
	Net change in unrealized appreciation/depreciation on futures contracts	—	45,820

Three Months Ended March 31, 2015
Commodity contracts	Net realized gain (loss) from futures contracts	$(1,920,561)	$—
	Net change in unrealized appreciation/depreciation on futures contracts	—	711,761

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

The following table summarizes the value of each of the Trust’s investments by the fair value hierarchy levels as of March 31, 2016 and December 31, 2015:

	Level 1	Level 2	Level 3	Total
March 31, 2016
Futures contracts(a)	$20,900	$—	$—	$20,900
U.S. Treasury bills	—	999,942	—	999,942

December 31, 2015
Futures contracts(a)	$(24,920)	$—	$—	$(24,920)
U.S. Treasury bills	—	2,499,782	—	2,499,782

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

Introduction

The iShares Commodity Optimized Trust (the “Trust”) is a Delaware statutory trust that issues units of beneficial interest (“Shares”) representing fractional undivided beneficial interests in its net assets. The Trust holds long positions in exchange-traded index futures contracts of various expirations, or “Index Futures” on the Bloomberg Roll Select Commodity Index (the “Bloomberg Roll Select CI”), together with cash, U.S. Treasury securities or other short-term securities and similar securities that are eligible as margin deposits for the Trust’s Index Futures positions, referred to as “Collateral Assets.” The Index Futures held by the Trust are listed on the Chicago Mercantile Exchange (the “CME”). The Trust seeks to track the results of a fully collateralized investment in futures contracts on an index composed of a diversified group of commodities futures which attempts to minimize contango and maximize backwardation. The Trust seeks to track the investment returns of the Bloomberg Roll Select Commodity Total Return Index (the “Index”) before payment of the Trust’s expenses and liabilities. The Index is intended to reflect the performance of a diversified group of commodities, while also seeking to minimize the effect of contango and maximize the effect of backwardation in connection with periodically switching or “rolling” into new futures contracts.

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

Although the Trust is an “emerging growth company” subject to reduced public company reporting requirements under U.S. federal securities laws, it has elected not to make use of the extended transition period for complying with new or revised accounting standards pursuant to Section 107(b) of the Jumpstart Our Business Startups Act of 2012, as amended, and has otherwise prepared the financial statements and disclosures included in this Form 10-Q in a manner comparable to that of other iShares exchange-traded funds.

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

Results of Operations

The Quarter Ended March 31, 2016

The Trust’s net asset value increased from $4,816,999 at December 31, 2015 to $6,503,425 at March 31, 2016. The increase in the Trust's net asset value resulted primarily from a net increase in the number of outstanding Shares, which rose from 150,000 Shares at December 31, 2015 to 200,000 Shares at March 31, 2016, a consequence of 50,000 Shares (1 Basket) being created during the quarter. The Trust's net asset value also benefited from a net increase resulting from operations.

The 1.28% increase in the Trust’s net asset value per Share from $32.11 at December 31, 2015 to $32.52 at March 31, 2016 is directly related to the 1.49% increase in the settlement price for the Index Futures. The Trust’s net asset value per Share increased slightly less than the settlement price for the Index Futures on a percentage basis due to the Sponsor’s fees and brokerage commissions.

Net increase in net assets resulting from operations for the quarter ended March 31, 2016 was $114,168, resulting from a net realized and unrealized gain of $124,556, offset by a net investment loss of $10,388. For the quarter ended March 31, 2016, the Trust had a net realized and unrealized gain of $252 on short-term investments and a net realized and unrealized gain of $124,304 on futures contracts. Other than the Sponsor’s fees of $10,517 and brokerage commissions and fees of $2,158, the Trust had no expenses during the quarter.

Liquidity and Capital Resources

The Trust’s assets as of March 31, 2016 consist of Index Futures and Collateral Assets used to satisfy applicable margin requirements for those Index Futures positions. The Trust does not anticipate any further need for liquidity, because creations and redemptions of Shares generally occur in-kind and ordinary expenses are met by cash on hand. Interest earned on the assets posted as collateral is paid to the Trust and is used to pay the Sponsor’s fees and purchase additional Index Futures and Collateral Assets, or, in the discretion of the Sponsor, distributed to Shareholders. In exchange for a fee based on the net asset value of the Trust, the Sponsor has assumed most of the ordinary expenses incurred by the Trust. In the case of an extraordinary expense and/or insufficient interest income to cover ordinary expenses, however, the Trust could be forced to liquidate its positions in Index Futures and Collateral Assets to pay such expenses. As of March 31, 2016, the market for Index Futures had not developed significant liquidity and the Trust represented substantially all of the long-side open interest in Index Futures. In addition, it is expected that UBS Securities LLC or its accountholders may represent, directly or indirectly, a substantial portion of the short-side interest in such market. The existence of such a limited number of market participants could cause or exacerbate losses to the Trust if the Trust were required to liquidate its Index Futures positions.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Quantitative Disclosure

The Trust is exposed to commodity price risk through the Trust’s holdings of Index Futures. The following table provides information about the Trust’s futures contract positions, which are sensitive to changes in commodity prices. As of March 31, 2016, the Trust’s open Index Futures positions (long) were as follows:

Number of Contracts:	332
Expiration Date:	June 2016
Weighted-Average Price per Contract:	$194.47
Notional Amount (Fair Value):	$6,477,320

The notional amount is calculated using the settlement price for the Index Futures on the CME on March 31, 2016, which was $195.10 per contract, and the $100 multiplier applicable under the contract terms.

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

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

There have been no material changes to the Risk Factors last reported under Part I, Item 1A of the registrant’s Annual Report on Form 10-K for the year ended December 31, 2015, filed with the Securities and Exchange Commission on February, 29, 2016.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

a) None.

b) Not applicable.

c) No redemption of Shares occurred during the quarter ended March 31, 2016.

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

Sponsor of the iShares Commodity Optimized Trust (registrant)

/s/ Paul Lohrey

Paul Lohrey

Director, President and Chief Executive Officer

(Principal executive officer)

Date:	May 6, 2016

/s/ Jack Gee

Jack Gee

Director and Chief Financial Officer

(Principal financial and accounting officer)

Date:	May 6, 2016

*     The registrant is a trust and the persons are signing in their respective capacities as officers or directors of iShares Delaware Trust Sponsor LLC, the Sponsor of the registrant.