Form 10-Q
period 2016-06-30
iSHARES COMMODITY OPTIMIZED TRUST
filed 2016-08-08
CIK 1535365

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2016

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

iShares Commodity Optimized Trust

Statements of Assets and Liabilities (Unaudited)

At June 30, 2016 and December 31, 2015

	June 30,	December 31,
	2016	2015
Assets
Cash and cash equivalents	$3,563,006	$2,067,355
Cash and cash equivalents held at brokers (restricted)	447,000	225,000
Short-term investments(a)	6,996,234	2,499,782
Receivable for variation margin on open futures contracts (Note 9)	–	29,000
Total Assets	11,006,240	4,821,137

Liabilities
Payable for variation margin on open futures contracts (Note 9)	53,568	–
Sponsor's fees payable	5,806	4,138
Total Liabilities	59,374	4,138

Commitments and contingent liabilities (Note 7)	–	–

Net Assets	$10,946,866	$4,816,999

Shares issued and outstanding(b)	300,000	150,000
Net asset value per Share (Note 2G)	$36.49	$32.11

(a)	Cost of short-term investments: $6,995,695 and $2,499,967, respectively.
(b)	No par value, unlimited amount authorized.

See notes to financial statements.

iShares Commodity Optimized Trust

Statements of Operations (Unaudited)

For the three and six months ended June 30, 2016 and 2015

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Investment Income
Interest	$3,619	$1,239	$5,906	$2,326
Total investment income	3,619	1,239	5,906	2,326

Expenses
Sponsor’s fees	15,213	50,173	25,730	80,407
Brokerage commissions and fees	2,730	6,753	4,888	13,809
Total expenses	17,943	56,926	30,618	94,216
Net investment loss	(14,324)	(55,687)	(24,712)	(91,890)

Net Realized and Unrealized Gain (Loss)
Net realized gain (loss) from:
Short-term investments	–	26	–	326
Futures contracts	965,746	622,054	1,044,230	(1,298,507)
Net realized gain (loss)	965,746	622,080	1,044,230	(1,298,181)
Net change in unrealized appreciation/depreciation on:
Short-term investments	472	1,128	724	723
Futures contracts	(33,093)	283,140	12,727	994,901
Net change in unrealized appreciation/depreciation	(32,621)	284,268	13,451	995,624
Net realized and unrealized gain (loss)	933,125	906,348	1,057,681	(302,557)

Net increase (decrease) in net assets resulting from operations	$918,801	$850,661	$1,032,969	$(394,447)

Net increase (decrease) in net assets per Share	$3.88	$1.29	$4.97	$(0.75)
Weighted-average Shares outstanding	236,813	657,143	207,967	528,729

See notes to financial statements.

iShares Commodity Optimized Trust

Statements of Changes in Net Assets (Unaudited)

For the six months ended June 30, 2016 and the year ended December 31, 2015

	Six Months Ended June 30, 2016	Year Ended December 31, 2015
Net Assets, Beginning of Period	$4,816,999	$14,787,750

Operations:
Net investment loss	(24,712)	(145,027)
Net realized gain (loss)	1,044,230	(5,002,875)
Net change in unrealized appreciation/depreciation	13,451	816,463
Net increase (decrease) in net assets resulting from operations	1,032,969	(4,331,439)

Capital Share Transactions:
Contributions for Shares issued	5,096,898	22,228,586
Distributions for Shares redeemed	–	(27,867,898)
Net increase (decrease) in net assets from capital share transactions	5,096,898	(5,639,312)

Increase (decrease) in net assets	6,129,867	(9,970,751)

Net Assets, End of Period	$10,946,866	$4,816,999

Shares issued and redeemed
Shares issued	150,000	550,000
Shares redeemed	–	(750,000)
Net increase (decrease) in Shares issued and outstanding	150,000	(200,000)

See notes to financial statements.

iShares Commodity Optimized Trust

Statements of Cash Flows (Unaudited)

For the six months ended June 30, 2016 and 2015

	Six Months Ended June 30,
	2016	2015
Cash Flows from Operating Activities
Net increase (decrease) in net assets resulting from operations	$1,032,969	$(394,447)
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash used in operating activities:
Purchases of short-term investments	(71,890,039)	(78,143,568)
Sales/maturities of short-term investments	67,400,000	66,084,873
Accretion of discount	(5,689)	(2,326)
Net realized (gain) loss on short-term investments	–	(326)
Net change in unrealized appreciation/depreciation on short-term investments	(724)	(723)
Change in operating assets and liabilities:
Cash and cash equivalents held at brokers (restricted)	(222,000)	(519,000)
Receivable for variation margin on open futures contracts	29,000	(492,474)
Payable for variation margin on open futures contracts	53,568	(226,379)
Sponsor’s fees payable	1,668	6,827
Net cash used in operating activities	(3,601,247)	(13,687,543)

Cash Flows from Financing Activities
Contributions for Shares issued	5,096,898	20,618,554
Distributions for Shares redeemed	–	(6,240,805)
Net cash provided by financing activities	5,096,898	14,377,749
Net increase in cash and cash equivalents	1,495,651	690,206

Cash and Cash Equivalents
Beginning of period	2,067,355	50,606
End of period	$3,563,006	$740,812

See notes to financial statements.

iShares Commodity Optimized Trust

Schedules of Investments (Unaudited)

At June 30, 2016 and December 31, 2015

June 30, 2016

Security Description	Face Amount	Fair Value
United States Treasury bills(a):
0.27% due 09/15/16	$1,000,000	$999,570
0.27% due 09/22/16	6,000,000	5,996,664
Total United States Treasury bills (cost: $6,995,695)		6,996,234

Total Investments – 63.91%		6,996,234
Other Assets, Less Liabilities – 36.09%		3,950,632
Net Assets – 100.00%		$10,946,866

(a)	Rates shown are discount rates paid at the time of purchase.

As of June 30, 2016, the open Bloomberg Roll Select CI futures contracts were as follows:

Number of Contracts	Expiration Date	Current Notional Amount	Net Unrealized Appreciation (Depreciation)
496	September 2016	$10,887,200	$(12,193)

December 31, 2015

Security Description	Face Amount	Fair Value
United States Treasury bills(a):
0.02% due 01/28/16	$2,500,000	$2,499,782
Total United States Treasury bills (cost: $2,499,967)		2,499,782

Total Investments – 51.90%		2,499,782
Other Assets, Less Liabilities – 48.10%		2,317,217
Net Assets – 100.00%		$4,816,999

(a)	Rate shown is discount rate paid at the time of purchase.

As of December 31, 2015, the open Bloomberg Roll Select CI futures contracts were as follows:

Number of Contracts	Expiration Date	Current Notional Amount	Net Unrealized Appreciation (Depreciation)
250	March 2016	$4,806,000	$(24,920)

See notes to financial statements.

iShares Commodity Optimized Trust

Notes to Financial Statements (Unaudited)

June 30, 2016

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

The assets of the Trust consist of Index Futures and cash or other Collateral Assets used to satisfy applicable margin requirements for those Index Futures positions. Index Futures are exchange-traded index futures contracts on the Bloomberg Roll Select CI and are expected to include contracts of different terms and expirations. The Trust is expected to roll out of existing positions in Index Futures and establish new positions in Index Futures on an ongoing basis. When establishing positions in Index Futures, the Trust is required to deposit cash or other Collateral Assets with the broker as “initial margin.” On a daily basis, the Trust is obligated to pay, or entitled to receive, cash in an amount equal to the change in the daily settlement level of its Index Futures positions. Such payments or receipts are known as variation margin and recorded as unrealized appreciation or depreciation. When an Index Futures contract is closed, the Trust records a realized gain or loss based on the difference between the value of the Index Futures contract at the time it was opened and the value at the time it was closed.

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

As of June 30, 2016 and December 31, 2015, the Trust had cash and cash equivalents held at brokers of $447,000 and $225,000, respectively, which were posted as margin for the Trust’s Index Futures positions.

D.	Short-Term Investments

Short-term investments on the statements of assets and liabilities consist principally of short-term fixed income securities with original maturities of one year or less. These investments are valued at fair value.

E.	Security Transactions and Income Recognition

Securities transactions are accounted for on the trade date. Realized gains and losses on investment transactions are determined using the specific identification method. Interest Income, including amortization and accretion of premiums and discounts on debt securities, is recognized daily on the accrual basis.

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

The Sponsor has reviewed the tax positions as of June 30, 2016, inclusive of the open tax return years, and has determined that no provision for income tax is required in the Trust’s financial statements.

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

8 - Financial Highlights

The following financial highlights relate to investment performance and operations for a Share outstanding for the three months and six months ended June 30, 2016 and 2015.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Net asset value per Share, beginning of period	$32.52	$39.86	$32.11	$42.25

Net investment loss(a)	(0.06)	(0.08)	(0.12)	(0.17)
Net realized and unrealized gain (loss)(b)	4.03	1.32	4.50	(0.98)
Net increase (decrease) in net assets from operations	3.97	1.24	4.38	(1.15)
Net asset value per Share, end of period	$36.49	$41.10	$36.49	$41.10

Total return, at net asset value(c)(d)	12.21%	3.11%	13.64%	(2.72)%

Ratio to average net assets:
Net investment loss(e)	(0.70)%	(0.83)%	(0.72)%	(0.85)%
Expenses(e)	0.88%	0.85%	0.89%	0.88%

(a)	Based on average Shares outstanding during the period.
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

9 - Investing in Index Futures

Substantially all of the Trust’s assets are invested in Index Futures. The Index Futures’ settlement value at expiration is based on the value of the Bloomberg Roll Select CI at that time. Therefore, the value of the Trust will fluctuate based upon the value of the Bloomberg Roll Select CI and the prices of futures contracts and commodities underlying the Bloomberg Roll Select CI. The commodities markets have historically been extremely volatile. For the six months ended June 30, 2016 and the year ended December 31, 2015, the average month-end notional amounts of open Index Futures were $6,980,593 and $15,463,265, respectively.

The following table shows the variation margin on open futures contracts, by risk exposure category, on the statements of assets and liabilities as of June 30, 2016 and December 31, 2015:

	Asset Derivatives	Fair Value	Liability Derivatives	Fair Value
June 30, 2016
Commodity contracts	Receivable for variation margin on open futures contracts	$—	Payable for variation margin on open futures contracts	$53,568

December 31, 2015
Commodity contracts	Receivable for variation margin on open futures contracts	$29,000	Payable for variation margin on open futures contracts	$—

The following table shows the effect of the open futures contracts, by risk exposure category, on the statements of operations for the three months and six months ended June 30, 2016 and 2015:

	Statements of Operations Location	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation/Depreciation
Three Months Ended June 30, 2016
Commodity contracts	Net realized gain (loss) from futures contracts	$965,746	$—
	Net change in unrealized appreciation/depreciation on futures contracts	—	(33,093)

Three Months Ended June 30, 2015
Commodity contracts	Net realized gain (loss) from futures contracts	$622,054	$—
	Net change in unrealized appreciation/depreciation on futures contracts	—	283,140

Six Months Ended June 30, 2016
Commodity contracts	Net realized gain (loss) from futures contracts	$1,044,230	$—
	Net change in unrealized appreciation/depreciation on futures contracts	—	12,727

Six Months Ended June 30, 2015
Commodity contracts	Net realized gain (loss) from futures contracts	$(1,298,507)	$—
	Net change in unrealized appreciation/depreciation on futures contracts	—	994,901

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

The following table summarizes the value of each of the Trust’s investments by the fair value hierarchy levels as of June 30, 2016 and December 31, 2015:

	Level 1	Level 2	Level 3	Total
June 30, 2016
Futures contracts(a)	$(12,193)	$—	$—	$(12,193)
U.S. Treasury bills	—	6,996,234	—	6,996,234

December 31, 2015
Futures contracts(a)	$(24,920)	$—	$—	$(24,920)
U.S. Treasury bills	—	2,499,782	—	2,499,782

(a)	Shown at the unrealized appreciation (depreciation) on the contracts.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This information should be read in conjunction with the financial statements and notes to financial statements included in Item 1 of Part I of this Form 10‑Q. The discussion and analysis that follows may contain statements that relate to future events or future performance. In some cases, such forward-looking statements can be identified by terminology such as “may,” “should,” “could,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential” or the negative of these terms or other comparable terminology. None of the Trust, the Sponsor, the Advisor, the Trustee or the Delaware Trustee assumes responsibility for the accuracy or completeness of any forward-looking statements. Except as required by applicable disclosure laws, none of the Trust, the Sponsor, the Advisor, the Trustee or the Delaware Trustee is under a duty to update any of the forward-looking statements to conform such statements to actual results or to a change in expectations or predictions.

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

Once the value of the Index Futures, Collateral Assets, other assets of the Trust and interest earned on the Trust’s Collateral Assets has been determined, the Trustee subtracts all accrued expenses and liabilities of the Trust as of the time of calculation in order to calculate the net asset value of the Trust.

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

Results of Operations

The Quarter Ended June 30, 2016

The Trust’s net asset value increased from $6,503,425 at March 31, 2016 to $10,946,866 at June 30, 2016. The increase in the Trust’s net asset value resulted primarily from a net increase in the number of outstanding Shares, which rose from 200,000 Shares at March 31, 2016 to 300,000 Shares at June 30, 2016, a consequence of 100,000 Shares (2 Baskets) being created during the quarter. The Trust's net asset value also benefited from a net increase in net assets resulting from operations.

The 12.21% increase in the Trust’s NAV from $32.52 at March 31, 2016 to $36.49 at June 30, 2016 is directly related to the 12.51% increase in the settlement price for the Index Futures. The Trust’s NAV increased slightly less than the settlement price for the Index Futures on a percentage basis due to the Sponsor’s fees and brokerage commissions.

Net increase in net assets resulting from operations for the quarter ended June 30, 2016 was $918,801, resulting from a net realized and unrealized gain of $933,125, offset by a net investment loss of $14,324. For the quarter ended June 30, 2016, the Trust had a net realized and unrealized gain of $472 on short-term investments and a net realized and unrealized gain of $932,653 on futures contracts. Other than the Sponsor's fees of $15,213 and brokerage commissions and fees of $2,730, the Trust had no expenses during the quarter.

The Six Months Ended June 30, 2016

The Trust’s net asset value increased from $4,816,999 at December 31, 2015 to $10,946,866 at June 30, 2016. The increase in the Trust’s net asset value resulted primarily from a net increase in the number of outstanding Shares, which rose from 150,000 Shares at December 31, 2015 to 300,000 Shares at June 30, 2016, a consequence of 150,000 Shares (3 Baskets) being created during the period. The Trust's net asset value also benefited from a net increase in net assets resulting from operations.

The 13.64% increase in the Trust’s NAV from $32.11 at December 31, 2015 to $36.49 at June 30, 2016 is directly related to the 14.18% increase in the settlement price for the Index Futures. The Trust’s NAV increased slightly less than the settlement price for the Index Futures on a percentage basis due to the Sponsor’s fees and brokerage commissions.

Net increase in net assets resulting from operations for the six months ended June 30, 2016 was $1,032,969, resulting from a net realized and unrealized gain of $1,057,681, offset by a net investment loss of $24,712. For the six months ended June 30, 2016, the Trust had a net realized and unrealized gain of $724 on short-term investments and a net realized and unrealized gain of $1,056,957 on futures contracts. Other than the Sponsor's fees of $25,730 and brokerage commissions and fees of $4,888, the Trust had no expenses during the period.

Liquidity and Capital Resources

The Trust’s assets as of June 30, 2016 consist of Index Futures and Collateral Assets used to satisfy applicable margin requirements for those Index Futures positions. The Trust does not anticipate any further need for liquidity, because creations and redemptions of Shares generally occur in-kind and ordinary expenses are met by cash on hand. Interest earned on the assets posted as collateral is paid to the Trust and is used to pay the Sponsor’s fees and purchase additional Index Futures and Collateral Assets, or, in the discretion of the Sponsor, distributed to Shareholders. In exchange for a fee based on the net asset value of the Trust, the Sponsor has assumed most of the ordinary expenses incurred by the Trust. In the case of an extraordinary expense and/or insufficient interest income to cover ordinary expenses, however, the Trust could be forced to liquidate its positions in Index Futures and Collateral Assets to pay such expenses. As of June 30, 2016, the market for Index Futures had not developed significant liquidity and the Trust represented substantially all of the long-side open interest in Index Futures. In addition, it is expected that UBS Securities LLC or its accountholders may represent, directly or indirectly, a substantial portion of the short-side interest in such market. The existence of such a limited number of market participants could cause or exacerbate losses to the Trust if the Trust were required to liquidate its Index Futures positions.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Quantitative Disclosure

The Trust is exposed to commodity price risk through the Trust’s holdings of Index Futures. The following table provides information about the Trust’s futures contract positions, which are sensitive to changes in commodity prices. As of June 30, 2016, the Trust’s open Index Futures positions (long) were as follows:

Number of Contracts:	496
Expiration Date:	September 2016
Weighted-Average Price per Contract:	$219.75
Notional Amount (Fair Value):	$10,887,200

The notional amount is calculated using the settlement price for the Index Futures on the CME on June 30, 2016, which was $219.50 per contract, and the $100 multiplier applicable under the contract terms.

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

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

There have been no material changes to the Risk Factors last reported under Part I, Item 1A of the registrant’s Annual Report on Form 10-K for the year ended December 31, 2015, filed with the Securities and Exchange Commission on February 29, 2016.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

a) None.

b) Not applicable.

c) No redemption of Shares occurred during the quarter ended June 30, 2016.

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

10.4

Form of Service Module for Fund Administration and Accounting Services is incorporated by reference to Exhibit 10.4 filed with Pre‑Effective Amendment No. 3 to Registration Statement No. 333-178376 on July 1, 2013

10.5	Form of Master Services Agreement is incorporated by reference to Exhibit 10.5 filed with Pre-Effective Amendment No. 3 to Registration Statement No. 333-178376 on July 1, 2013

10.6	Form of Control Agreement is incorporated by reference to Exhibit 10.6 filed with Pre-Effective Amendment No. 3 to Registration Statement No. 333-178376 on July 1, 2013

31.1	Certification by Principal Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended

31.2	Certification by Principal Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended

32.1	Certification by Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002

32.2	Certification by Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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

Date:  August 8, 2016

/s/ Jack Gee

Jack Gee

Director and Chief Financial Officer

(Principal financial and accounting officer)

Date:  August 8, 2016

*     The registrant is a trust and the persons are signing in their respective capacities as officers of iShares Delaware Trust Sponsor LLC, the Sponsor of the registrant.