Form 10-Q
period 2016-09-30
iSHARES COMMODITY OPTIMIZED TRUST
filed 2016-11-07
CIK 1535365

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2016

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

iShares Commodity Optimized Trust

Statements of Assets and Liabilities (Unaudited)

At September 30, 2016 and December 31, 2015

	September 30,	December 31,
	2016	2015
Assets
Cash and cash equivalents	$1,154,140	$2,067,355
Cash and cash equivalents held at brokers (restricted)	447,000	225,000
Short-term investments(a)	8,998,202	2,499,782
Receivable for variation margin on open futures contracts (Note 9)	24,304	29,000
Total Assets	10,623,646	4,821,137

Liabilities
Sponsor’s fees payable	6,421	4,138
Total Liabilities	6,421	4,138

Commitments and contingent liabilities (Note 7)	—	—

Net Assets	$10,617,225	$4,816,999

Shares issued and outstanding(b)	300,000	150,000
Net asset value per Share (Note 2G)	$35.39	$32.11

(a)	Cost of short-term investments: $8,998,505 and $2,499,967, respectively.
(b)	No par value, unlimited amount authorized.

See notes to financial statements.

iShares Commodity Optimized Trust

Statements of Operations (Unaudited)

For the three and nine months ended September 30, 2016 and 2015

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Investment Income
Interest	$6,076	$1,036	$11,982	$3,362
Total investment income	6,076	1,036	11,982	3,362

Expenses
Sponsor's fees	19,915	29,129	45,645	109,536
Brokerage commissions and fees	2,976	4,992	7,864	18,801
Total expenses	22,891	34,121	53,509	128,337
Net investment loss	(16,815)	(33,085)	(41,527)	(124,975)

Net Realized and Unrealized Gain (Loss)
Net realized gain (loss) from:
Short-term investments	—	(105)	—	221
Futures contracts	(564,713)	(2,622,549)	479,517	(3,921,056)
Net realized gain (loss)	(564,713)	(2,622,654)	479,517	(3,920,835)
Net change in unrealized appreciation/depreciation on:
Short-term investments	(842)	(807)	(118)	(84)
Futures contracts	252,729	(298,741)	265,456	696,160
Net change in unrealized appreciation/depreciation	251,887	(299,548)	265,338	696,076
Net realized and unrealized gain (loss)	(312,826)	(2,922,202)	744,855	(3,224,759)

Net increase (decrease) in net assets resulting from operations	$(329,641)	$(2,955,287)	$703,328	$(3,349,734)

Net increase (decrease) in net assets per Share	$(1.10)	$(7.39)	$2.94	$(6.90)
Weighted-average Shares outstanding	300,000	400,000	238,869	485,348

See notes to financial statements.

iShares Commodity Optimized Trust

Statements of Changes in Net Assets (Unaudited)

For the nine months ended September 30, 2016 and the year ended December 31, 2015

	Nine Months Ended September 30, 2016	Year Ended December 31, 2015
Net Assets, Beginning of Period	$4,816,999	$14,787,750

Operations:
Net investment loss	(41,527)	(145,027)
Net realized gain (loss)	479,517	(5,002,875)
Net change in unrealized appreciation/depreciation	265,338	816,463
Net increase (decrease) in net assets resulting from operations	703,328	(4,331,439)

Capital Share Transactions:
Contributions for Shares issued	5,096,898	22,228,586
Distributions for Shares redeemed	—	(27,867,898)
Net increase (decrease) in net assets from capital share transactions	5,096,898	(5,639,312)

Increase (decrease) in net assets	5,800,226	(9,970,751)

Net Assets, End of Period	$10,617,225	$4,816,999

Shares issued and redeemed
Shares issued	150,000	550,000
Shares redeemed	—	(750,000)
Net increase (decrease) in Shares issued and outstanding	150,000	(200,000)

See notes to financial statements.

iShares Commodity Optimized Trust

Statements of Cash Flows (Unaudited)

For the nine months ended September 30, 2016 and 2015

	Nine Months Ended September 30,
	2016	2015
Cash Flows from Operating Activities
Net increase (decrease) in net assets resulting from operations	$703,328	$(3,349,734)
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Purchases of short-term investments	(82,387,091)	(90,342,485)
Sales/maturities of short-term investments	75,900,000	95,084,248
Accretion of discount	(11,447)	(3,361)
Net realized (gain) loss on short-term investments	—	(221)
Net change in unrealized appreciation/depreciation on short-term investments	118	84
Change in operating assets and liabilities:
Cash and cash equivalents held at brokers (restricted)	(222,000)	59,000
Receivable for variation margin on open futures contracts	4,696	(39,500)
Payable for variation margin on open futures contracts	—	(226,379)
Sponsor's fees payable	2,283	(3,254)
Net cash provided by (used in) operating activities	(6,010,113)	1,178,398

Cash Flows from Financing Activities
Contributions for Shares issued	5,096,898	20,618,554
Distributions for Shares redeemed	—	(21,415,448)
Net cash provided by (used in) financing activities	5,096,898	(796,894)
Net increase (decrease) in cash and cash equivalents	(913,215)	381,504

Cash and Cash Equivalents
Beginning of period	2,067,355	50,606
End of period	$1,154,140	$432,110

See notes to financial statements.

iShares Commodity Optimized Trust

Schedules of Investments (Unaudited)

At September 30, 2016 and December 31, 2015

September 30, 2016

Security Description	Face Amount	Fair Value
United States Treasury bills(a):
0.28% due 11/03/16	$2,000,000	$1,999,658
0.13% due 11/10/16	7,000,000	6,998,544
Total United States Treasury bills (cost: $8,998,505)		8,998,202

Total Investments – 84.75%		8,998,202
Other Assets, Less Liabilities – 15.25%		1,619,023
Net Assets – 100.00%		$10,617,225

(a)	Rates shown are discount rates paid at the time of purchase.

As of September 30, 2016, the open Bloomberg Roll Select CI futures contracts were as follows:

Number of Contracts	Expiration Date	Current Notional Amount	Net Unrealized Appreciation (Depreciation)
496	December 2016	$10,580,672	$240,536

December 31, 2015

Security Description	Face Amount	Fair Value
United States Treasury bills(a):
0.02% due 01/28/16	$2,500,000	$2,499,782
Total United States Treasury bills (cost: $2,499,967)		2,499,782

Total Investments – 51.90%		2,499,782
Other Assets, Less Liabilities – 48.10%		2,317,217
Net Assets – 100.00%		$4,816,999

(a)	Rate shown is discount rate paid at the time of purchase.

As of December 31, 2015, the open Bloomberg Roll Select CI futures contracts were as follows:

Number of Contracts	Expiration Date	Current Notional Amount	Net Unrealized Appreciation (Depreciation)
250	March 2016	$4,806,000	$(24,920)

See notes to financial statements.

iShares Commodity Optimized Trust

Notes to Financial Statements (Unaudited)

September 30, 2016

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

As of September 30, 2016 and December 31, 2015, the Trust had cash and cash equivalents held at brokers of $447,000 and $225,000, respectively, which were posted as margin for the Trust’s Index Futures positions.

D.	Short-Term Investments

Short-term investments on the statements of assets and liabilities consist principally of short-term fixed income securities with original maturities of one year or less. These investments are valued at fair value.

E.	Securities Transactions and Income Recognition

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

The Sponsor has reviewed the tax positions as of September 30, 2016, inclusive of the open tax return years, and has determined that no provision for income tax is required in the Trust’s financial statements.

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

8 - Financial Highlights

The following financial highlights relate to investment performance and operations for a Share outstanding for the three months and nine months ended September 30, 2016 and 2015.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Net asset value per Share, beginning of period	$36.49	$41.10	$32.11	$42.25

Net investment loss(a)	(0.06)	(0.08)	(0.17)	(0.26)
Net realized and unrealized gain (loss)(b)	(1.04)	(5.55)	3.45	(6.52)
Net increase (decrease) in net assets from operations	(1.10)	(5.63)	3.28	(6.78)
Net asset value per Share, end of period	$35.39	$35.47	$35.39	$35.47

Total return, at net asset value(c)(d)	(3.01)%	(13.70)%	10.21%	(16.05)%

Ratio to average net assets:
Net investment loss(e)	(0.63)%	(0.86)%	(0.68)%	(0.86)%
Expenses(e)	0.86%	0.89%	0.88%	0.88%

(a)	Based on average Shares outstanding during the period.
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

9 - Investing in Index Futures

Substantially all of the Trust’s assets are invested in Index Futures. The Index Futures’ settlement value at expiration is based on the value of the Bloomberg Roll Select CI at that time. Therefore, the value of the Trust will fluctuate based upon the value of the Bloomberg Roll Select CI and the prices of futures contracts and commodities underlying the Bloomberg Roll Select CI. The commodities markets have historically been extremely volatile. For the nine months ended September 30, 2016 and the year ended December 31, 2015, the average month-end notional amounts of open Index Futures were $8,012,008 and $15,463,265, respectively.

The following table shows the variation margin on open futures contracts, by risk exposure category, on the statements of assets and liabilities as of September 30, 2016 and December 31, 2015:

	Asset Derivatives	Fair Value	Liability Derivatives	Fair Value
September 30, 2016
Commodity contracts	Receivable for variation margin on open futures contracts	$24,304	Payable for variation margin on open futures contracts	$—

December 31, 2015
Commodity contracts	Receivable for variation margin on open futures contracts	$29,000	Payable for variation margin on open futures contracts	$—

The following table shows the effect of the open futures contracts, by risk exposure category, on the statements of operations for the three months and nine months ended September 30, 2016 and 2015:

	Statements of Operations Location	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation/Depreciation
Three Months Ended September 30, 2016
Commodity contracts	Net realized gain (loss) from futures contracts	$(564,713)	$—
	Net change in unrealized appreciation/depreciation on futures contracts	—	252,729

Three Months Ended September 30, 2015
Commodity contracts	Net realized gain (loss) from futures contracts	$(2,622,549)	$—
	Net change in unrealized appreciation/depreciation on futures contracts	—	(298,741)

Nine Months Ended September 30, 2016
Commodity contracts	Net realized gain (loss) from futures contracts	$479,517	$—
	Net change in unrealized appreciation/depreciation on futures contracts	—	265,456

Nine Months Ended September 30, 2015
Commodity contracts	Net realized gain (loss) from futures contracts	$(3,921,056)	$—
	Net change in unrealized appreciation/depreciation on futures contracts	—	696,160

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

The following table summarizes the value of each of the Trust’s investments by the fair value hierarchy levels as of September 30, 2016 and December 31, 2015:

	Level 1	Level 2	Level 3	Total
September 30, 2016
Futures contracts(a)	$240,536	$—	$—	$240,536
U.S. Treasury bills	—	8,998,202	—	8,998,202

December 31, 2015
Futures contracts(a)	$(24,920)	$—	$—	$(24,920)
U.S. Treasury bills	—	2,499,782	—	2,499,782

(a)	Shown at the unrealized appreciation (depreciation) on the contracts.

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

Results of Operations

The Quarter Ended September 30, 2016

The Trust’s net asset value decreased from $10,946,866 at June 30, 2016 to $10,617,225 at September 30, 2016. The decrease in the Trust’s net asset value resulted primarily from a net decrease in net assets resulting from operations.

The 3.01% decrease in the Trust’s NAV from $36.49 at June 30, 2016 to $35.39 at September 30, 2016 is directly related to the 2.82% decrease in the settlement price for the Index Futures. The Trust's NAV decreased slightly more than the settlement price for the Index Futures on a percentage basis due to the Sponsor's fees and brokerage commissions.

Net decrease in net assets resulting from operations for the quarter ended September 30, 2016 was $329,641, resulting from a net realized and unrealized loss of $312,826, and a net investment loss of $16,815. For the quarter ended September 30, 2016, the Trust had a net realized and unrealized loss of $842 on short-term investments and a net realized and unrealized loss of $311,984 on futures contracts. Other than the Sponsor’s fees of $19,915 and brokerage commissions and fees of $2,976, the Trust had no expenses during the quarter.

The Nine Months Ended September 30, 2016

The Trust’s net asset value increased from $4,816,999 at December 31, 2015 to $10,617,225 at September 30, 2016. The increase in the Trust’s net asset value resulted primarily from a net increase in the number of outstanding Shares, which rose from 150,000 Shares at December 31, 2015 to 300,000 Shares at September 30, 2016, a consequence of 150,000 Shares (3 Baskets) being created during the period. The Trust’s net asset value also benefited from a net increase in net assets resulting from operations.

The 10.21% increase in the Trust’s NAV from $32.11 at December 31, 2015 to $35.39 at September 30, 2016 is directly related to the 10.97% increase in the settlement price for the Index Futures. The Trust’s NAV increased slightly less than the settlement price for the Index Futures on a percentage basis due to the Sponsor’s fees and brokerage commissions.

Net increase in net assets resulting from operations for the nine months ended September 30, 2016 was $703,328, resulting from a net realized and unrealized gain of $744,855, offset by a net investment loss of $41,527. For the nine months ended September 30, 2016, the Trust had a net realized and unrealized loss of $118 on short-term investments and a net realized and unrealized gain of $744,973 on futures contracts. Other than the Sponsor’s fees of $45,645 and brokerage commissions and fees of $7,864, the Trust had no expenses during the period.

Liquidity and Capital Resources

The Trust’s assets as of September 30, 2016 consist of Index Futures and Collateral Assets used to satisfy applicable margin requirements for those Index Futures positions. The Trust does not anticipate any further need for liquidity, because creations and redemptions of Shares generally occur in-kind and ordinary expenses are met by cash on hand. Interest earned on the assets posted as collateral is paid to the Trust and is used to pay the Sponsor’s fees and purchase additional Index Futures and Collateral Assets, or, in the discretion of the Sponsor, distributed to Shareholders. In exchange for a fee based on the net asset value of the Trust, the Sponsor has assumed most of the ordinary expenses incurred by the Trust. In the case of an extraordinary expense and/or insufficient interest income to cover ordinary expenses, however, the Trust could be forced to liquidate its positions in Index Futures and Collateral Assets to pay such expenses. As of September 30, 2016, the market for Index Futures had not developed significant liquidity and the Trust represented substantially all of the long-side open interest in Index Futures. In addition, it is expected that UBS Securities LLC or its accountholders may represent, directly or indirectly, a substantial portion of the short-side interest in such market. The existence of such a limited number of market participants could cause or exacerbate losses to the Trust if the Trust were required to liquidate its Index Futures positions.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Quantitative Disclosure

The Trust is exposed to commodity price risk through the Trust’s holdings of Index Futures. The following table provides information about the Trust’s futures contract positions, which are sensitive to changes in commodity prices. As of September 30, 2016, the Trust’s open Index Futures positions (long) were as follows:

Number of Contracts:	496
Expiration Date:	December 2016
Weighted-Average Price per Contract:	$208.47
Notional Amount (Fair Value):	$10,580,672

The notional amount is calculated using the settlement price for the Index Futures on the CME on September 30, 2016 which was $213.32 per contract, and the $100 multiplier applicable under the contract terms.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

a)	None.

b)	Not applicable.

c)	No redemption of Shares occurred during the quarter ended September 30, 2016.

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

Sponsor of the iShares Commodity Optimized Trust (registrant)

/s/ Paul Lohrey

Paul Lohrey

Director, President and Chief Executive Officer

(Principal executive officer)

Date:	November 7, 2016

/s/ Jack Gee

Jack Gee

Director and Chief Financial Officer

(Principal financial and accounting officer)

Date:	November 7, 2016

*	The registrant is a trust and the persons are signing in their respective capacities as officers of iShares Delaware Trust Sponsor LLC, the Sponsor of the registrant.