Form 10-K
period 2016-12-31
iSHARES COMMODITY OPTIMIZED TRUST
filed 2017-02-24
CIK 1535365

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

 FORM 10-K

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2016

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐ No ☒

As of June 30, 2016, the aggregate market value of the shares held by non-affiliates was approximately $11,126,962. The calculation of the number of shares held by non-affiliates assumes that all shares held by funds or accounts for which BlackRock or its affiliates provides management or advisory services (whether discretionary or non-discretionary) are shares held by affiliates.

DOCUMENTS INCORPORATED BY REFERENCE:

None.

THE FINANCIAL STATEMENT SCHEDULES CONTAINED IN PART IV OF THIS FORM 10-K CONSTITUTE THE ANNUAL REPORT WITH RESPECT TO THE TRUST FOR PURPOSES OF CFTC RULE 4.22(C) (THE “CFTC ANNUAL REPORT”).

PART I

Item 1. Business.

Summary

The iShares Commodity Optimized Trust (the “Trust”) is a Delaware statutory trust that issues units of beneficial interest (“Shares”) representing fractional undivided beneficial interests in its net assets. The Trust’s assets consist of long positions in exchange-traded index futures contracts of various expirations (the “Index Futures”) on the Bloomberg Roll Select Commodity Index (the “Bloomberg Roll Select CI”) together with cash, U.S. Treasury securities or other short-term securities and similar securities that are eligible as margin deposits for those Index Futures positions (the “Collateral Assets”).

iShares Delaware Trust Sponsor LLC, a Delaware limited liability company, is the sponsor of the Trust (the “Sponsor”). BlackRock Institutional Trust Company, N.A., an affiliate of the Sponsor, is the trustee of the Trust (the “Trustee”). The Trust is a commodity pool, as defined in the Commodity Exchange Act (the “CEA”) and the applicable regulations of the Commodity Futures Trading Commission (the “CFTC”), and is operated by the Sponsor, a commodity pool operator registered with the CFTC. BlackRock Fund Advisors (the “Advisor”), an indirect subsidiary of BlackRock, Inc. (“BlackRock”), serves as the commodity trading advisor of the Trust and is registered with the CFTC. The Trust is not an investment company registered under the Investment Company Act of 1940, as amended (the “Investment Company Act”). The Trust has delegated day-to-day administration of the Trust to the Trustee. The Trustee has delegated certain day-to-day administrative functions of the Trustee to State Street Bank and Trust Company (the “Trust Administrator”). Wilmington Trust, National Association, a national banking association, serves as the Delaware trustee of the Trust (the “Delaware Trustee”).

The Trust intends to offer Shares on a continuous basis. The Trust issues and redeems Shares only in one or more blocks of 50,000 Shares (“Baskets”). Only registered broker-dealers who have entered into an authorized participant agreement with the Trust (each, an “Authorized Participant”) may purchase or redeem Baskets, in exchange for Index Futures and Collateral Assets with an aggregate value equal to the net asset value per Share (“NAV”) of the Shares being purchased or redeemed. Owners of beneficial interest in Shares (“Shareholders”) who are not Authorized Participants have no right to redeem their Shares. In order to liquidate their investment in the Shares, Shareholders who are not Authorized Participants must generally sell their Shares in the secondary market, assuming that demand for their Shares exists. The price obtained by the Shareholders for the Shares may be less than the NAV of those Shares.

The activities of the Trust are generally limited to:

●	issuing Baskets in exchange for Index Futures and cash (or, in the discretion of the Sponsor, other Collateral Assets);

●	consistent with its investment objective, establishing, maintaining and closing out positions in Index Futures and acquiring, holding and disposing of corresponding Collateral Assets;

●	paying out of its assets any expenses and liabilities of the Trust not assumed by the Sponsor and

●	delivering proceeds consisting of Index Futures, cash and other Collateral Assets in exchange for Baskets surrendered for redemption.

The Trust is a passive investor in Index Futures and the Collateral Assets held to satisfy applicable margin requirements on those Index Futures positions. The Advisor acts as the commodity trading advisor for the Trust, and is authorized to transact in Index Futures and acquire and dispose of the related Collateral Assets on the Trust’s behalf. The Trust does not engage in any activities designed to obtain a profit from, or to ameliorate losses caused by, changes in the level of the Bloomberg Roll Select Commodity Total Return Index (the “Index”) or the Bloomberg Roll Select CI or the value of the Collateral Assets. To the extent that the Trust accepts cash proceeds in connection with the creation of Shares, the Trust will use that cash to purchase additional Index Futures and Collateral Assets, in an amount that the Advisor determines will enable the Trust to achieve investment results that correspond with the Index. At any time when Index Futures of more than one expiration are listed on the Chicago Mercantile Exchange (the “CME” or the “Exchange”), the Sponsor will determine, pursuant to the terms of the trust agreement of the Trust (the “Trust Agreement”), which Index Futures will be transferred in connection with either the creation or redemption of Baskets.

The Sponsor maintains a website at www.ishares.com through which the Trust’s monthly account statements, annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (“Exchange Act”), can be accessed free of charge, as soon as reasonably practicable after such material is electronically filed with, or furnished to, the Securities and Exchange Commission (“SEC”). Additional information regarding the Trust may also be found on the SEC website at www.sec.gov.

Investment Objective of the Trust

The Trust seeks to track the results of a fully collateralized investment in futures contracts on an index composed of a diversified group of commodities futures which attempts to minimize contango and maximize backwardation. The Trust seeks to track the investment results of the Index before fees and expenses of the Trust. The Trust holds long positions in Index Futures whose settlement value at expiration is determined based on the value of the Bloomberg Roll Select CI at that time. The Trust also earns interest on its non-cash Collateral Assets.

The Bloomberg Roll Select CI incorporates the economic effect of rolling the contracts included in the applicable index. Rolling a futures contract means closing out a position in an expiring futures contract and establishing an equivalent position in a replacement futures contract on the same commodity. Markets for futures contracts can be in backwardation which means that futures contracts with distant delivery months are priced lower than those with nearer delivery months or can exhibit contango which means that futures contracts with distant delivery months are priced higher than those with nearer delivery months. The Bloomberg Roll Select CI employs a rolling methodology that seeks to minimize the effect of contango and maximize the effect of backwardation by selecting replacement futures contracts that exhibit the most backwardation or least contango, relative to its preceding contract, among those eligible futures contracts with delivery months of up to 273 calendar days until expiration.

The Index, in turn, reflects the return of the Bloomberg Roll Select CI, together with the return on specified U.S. Treasury securities that are deemed to have been held to collateralize a hypothetical long position in the futures contracts comprising the Bloomberg Roll Select CI. The Index and the Bloomberg Roll Select CI are calculated based on the same commodities, though not always the same futures contracts, that are included in the Bloomberg Commodity Index (the “Bloomberg CI”) which is a liquidity- and production-weighted index of the prices of a diversified group of futures contracts on physical commodities. The Bloomberg CI, the Bloomberg Roll Select CI and the Index are administered, calculated and published by Bloomberg Finance L.P., and its affiliates (“Bloomberg”) who is also referred to in this report as the index administrator of the Bloomberg CI, the Bloomberg Roll Select CI and the Index (the “Index Administrator”). Certain intellectual property and other rights relating to the Bloomberg CI and related indices are owned by UBS Securities LLC (“UBS Securities”) including the right to remove Bloomberg as Index Administrator, and Bloomberg and UBS Securities are collectively referred to as the index providers (the “Index Providers”).

If the Index Providers cease to maintain the Index, the Bloomberg CI or the Bloomberg Roll Select CI, the Trust may seek investment results that correspond generally, but are not necessarily identical, to the performance of a fully collateralized investment in a successor index or any other index that, in the opinion of the Sponsor, is reasonably similar to the Index.

When establishing positions in Index Futures, the Trust is required to deposit initial margin with a value of approximately 3% to 10% of the value of each Index Futures position at the time it is established. These margin requirements are subject to change from time to time by the Exchange or UBS Securities, the clearing futures commission merchant (the “Clearing FCM”). Margin requirements established by the Clearing FCM may exceed minimum levels established by the Exchange. On a daily basis, the Trust is obligated to pay, or entitled to receive, variation margin in an amount equal to the change in the daily settlement level of its Index Futures positions. If the daily settlement level causes the value of the Trust’s Index Futures positions to decrease, the Trust is required to post variation margin with the Clearing FCM. Conversely, if the daily settlement level causes the value of the Trust’s Index Futures positions to increase, the Trust’s account with the Clearing FCM receives variation margin in an amount equal to the increase.

The Shares are intended to constitute an alternative means for investors to achieve investment exposure to the performance of the Index. Although the Shares are not the exact equivalent of an investment in the underlying futures contracts and U.S. Treasury securities represented by the Index, the Shares are intended to provide investors with an alternative method of participating in the commodities market. In addition, retail investors can gain exposure to the commodities underlying the Bloomberg Roll Select CI by purchasing individual or small lots of Shares through traditional brokerage accounts, without being subject to the significantly higher minimum contract sizes required for directly establishing a position in the underlying commodities or futures contracts. The Shares are eligible for margin accounts.

Secondary Market Trading

While the Trust anticipates that the price of the Shares will fluctuate in a manner that reflects changes in the Trust’s net asset value over time, at any given time the Shares may trade at, above or below the NAV. The NAV fluctuates primarily with changes in the market value of Index Futures. The NAV may also be affected as a result of fluctuations in the value of Collateral Assets, but this fluctuation is not expected to be significant because the Collateral Assets are expected to consist of cash and U.S. Treasury securities. The trading price of the Shares fluctuates in accordance with changes in the NAV, intraday changes in the value of the Index Futures and market supply and demand. The amount of the discount or premium in the trading price relative to the NAV may be influenced by non-concurrent trading hours between NYSE Arca, Inc. (“NYSE Arca”), the exchange on which the Shares trade, the Exchanges on which Index Futures trade and the principal commodities markets on which the futures contracts in the Bloomberg Roll Select CI trade. While the Shares are expected to trade on NYSE Arca until 4:00 p.m. (New York time), liquidity in the markets for the Index Futures and the futures contracts underlying the Bloomberg Roll Select CI is expected to be reduced whenever the principal markets for these contracts are closed. As a result, trading spreads, and the resulting premium or discount on the Shares, may widen during these gaps in market trading hours.

Valuation of Index Futures; Computation of the Trust’s Net Asset Value

The Sponsor has the exclusive authority to determine the net asset value of the Trust and the NAV, which it has delegated to the Trustee under the Trust Agreement. The Trustee determines the net asset value of the Trust and the NAV as of 4:00 p.m. (New York time), on each Business Day on which NYSE Arca is open for regular trading, as soon as practicable after that time. A Business Day is a day (1) on which none of the following occurs: (a) NYSE Arca is closed for regular trading, (b) the CME is closed for regular trading or (c) the Federal Reserve wire transfer system is closed for cash wire transfers, or (2) that the Trustee determines that it is able to conduct business.

The Trustee values the Trust’s long positions in Index Futures on the basis of that day’s settlement prices for the Index Futures held by the Trust as announced by the applicable Exchange. The value of the Trust’s positions in any particular Index Futures contract equals the product of (1) the number of such Index Futures contracts owned by the Trust, (2) the settlement price of such Index Futures contract on the date of calculation and (3) the multiplier of such Index Futures contract. If there is no announced settlement price for a particular Index Futures contract on a Business Day, the Trustee uses the most recently announced settlement price unless the Trustee, in consultation with the Sponsor, determines that such price is inappropriate as a basis for valuation. The daily settlement price for each Index Futures contract currently held by the Trust is established on each trading day by CME Group Inc., and its designed contract markets, including the CME, CBOT (Board of Trade of the City of Chicago, Inc.), NYMEX (New York Mercantile Exchange), COMEX and KCBT (the “CME Group”) staff, generally 2:40 p.m. (New York time).

The Trustee values all other holdings of the Trust at (1) its current market value, if quotations for such property are readily available or (2) its fair value, as reasonably determined by the Trustee, if the current market value cannot be determined.

Once the value of the Index Futures and interest earned on the Trust’s non-cash Collateral Assets has been determined, the Trustee subtracts all accrued expenses and liabilities of the Trust as of the time of calculation in order to calculate the net asset value of the Trust.

Once the net asset value of the Trust has been calculated, the Trustee determines the NAV by dividing the net asset value of the Trust by the number of Shares outstanding at the time the calculation is made. Any change to the NAV that may result from creation and redemption activity occurring on any Business Day is not reflected in NAV until the following Business Day.

The NAV for each Business Day on which NYSE Arca is open for regular trading is expected to be distributed through major market data vendors and published online at www.ishares.com or any successor thereto. The Trust updates the NAV as soon as practicable after each subsequent NAV is calculated.

Trust Expenses

The Sponsor has agreed under the Trust Agreement to pay the following administrative, operational and marketing expenses:

●	the fees of the Trustee, the Delaware Trustee, the Advisor and their respective agents;

●	NYSE Arca listing fees;

●	printing and mailing costs;

●	audit fees;

●	fees for registration of the Shares with the SEC;

●	tax reporting costs;

●	license fees and

●	legal expenses relating to the Trust of up to $100,000 annually.

The Trust is not expected to have other ordinary recurring administrative, operational or marketing expenses other than brokerage commissions and similar transaction fees, as described below.

In return for paying the expenses described above, the Sponsor receives a fee which accrues daily at an annualized rate of up to 0.75% of the net asset value of the Trust, as calculated before deducting fees and expenses based on the value of the Trust’s assets (the “Adjusted Net Asset Value”), is payable by the Trust monthly in arrears, and is subject to adjustment from time to time (the “Sponsor’s Fee”), except that the Sponsor’s Fee may not be adjusted to above 0.75% of the Adjusted Net Asset Value absent an amendment of the Trust Agreement and thirty day’s prior notice to registered holders of the Shares.

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

Creation of Baskets

The Trust intends to offer Shares on a continuous basis on each Business Day, but issuances of new Shares may be suspended at any time. Shares may be offered only in Baskets of 50,000 Shares. Baskets are typically issued only in exchange for an amount of Index Futures and cash (or, in the discretion of the Sponsor, other Collateral Assets) (the “Basket Amount”) for the Business Day on which the creation order was received by the Trustee. The Basket Amount for a Business Day has a per Share value equal to the NAV as of such day and the assets included in the Basket Amount are valued in the same manner and on the same basis as the Trust’s NAV calculations for its assets. Creation orders received after 2:40 p.m. (New York time) are not deemed to be received until the following Business Day. In limited circumstances and subject to the approval of the Trustee, Baskets may be created for cash equal to the NAV of the Shares constituting a Basket as determined on the date the related creation order was received, plus the costs incurred by the Trust in establishing the corresponding Index Futures positions and acquiring the related Collateral Assets. Creation orders for Baskets paid for solely in cash that are received after 10:00 a.m. (New York time) will be deemed received as of the following Business Day. The Trustee notifies the Authorized Participants of the Basket Amount on each Business Day.

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

Upon the transfer of (1) the required consideration of Index Futures in the amounts and of the type specified by the Trustee, and cash (or, in the discretion of the Sponsor, other Collateral Assets) in the amounts specified by the Trustee, in each case to the accounts specified by the Trustee and (2) all transaction fees associated with creations (including but not limited to fees charged by the Exchange and the Clearing FCM) per Basket, the Trustee will deliver the appropriate number of Baskets to the Depository Trust Company (“DTC”) account of the Authorized Participant. The total transaction fees charged per Basket created may change from time to time.

Only Authorized Participants can transfer the required consideration and receive Baskets in exchange. Authorized Participants may act for their own accounts or as agents for broker-dealers, custodians and other securities market participants that wish to create or redeem Baskets. An Authorized Participant is under no obligation to the Trust to create or redeem Baskets for itself or on behalf of other persons. An order for one or more Baskets may be placed by an Authorized Participant on behalf of multiple clients. As of the date of this report, UBS Securities LLC, Credit Suisse Securities (USA) LLC, Goldman Sachs & Co., Goldman Sachs Execution & Clearing L.P. and J.P. Morgan Securities LLC are the only Authorized Participants. The Sponsor and the Trustee maintain a current list of Authorized Participants.

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

Custody of the Trust Assets

The Trust’s Index Futures and the Collateral Assets posted as margin for these Index Futures positions are held in the Trust’s account, established at its Clearing FCM. The Clearing FCM further transfers some or all of the Collateral Assets posted as margin for the Trust’s Index Futures positions to the Exchange.

Substantially all of the Trust’s remaining assets consist of Collateral Assets held in the Trust’s accounts at the Trust Administrator.

Futures Contracts on the Bloomberg Roll Select CI

The assets of the Trust consist of Index Futures and cash or other Collateral Assets used to satisfy applicable margin requirements for those Index Futures positions. Index Futures are exchange-traded index futures contracts on the Bloomberg Roll Select CI, and may include contracts of different terms and expirations. The Trust is expected to roll out of existing positions in Index Futures and establish new positions in Index Futures on an ongoing basis. Index Futures subsequently acquired by the Trust may have terms that differ from those of the Index Futures it currently holds, including transaction fees associated with the purchase and sale of these Index Futures.

Creation and redemption of interests in the Trust are generally effected through exchanges for related positions (“EFRPs”). EFRPs involve contemporaneous transactions in futures contracts and the underlying cash commodity or a closely related commodity. In a typical EFRP, the participant taking the long position on the futures contract transfers the underlying commodity or other related position to the participant taking the short position on the futures contract. The Exchange on which Index Futures trade permits the execution of EFRPs consisting of simultaneous transfers of Index Futures and Shares. This mechanism generally is expected to be used by the Trust in connection with the creation and redemption of Baskets.

Specifically, it is anticipated that an Authorized Participant requesting the creation of additional Baskets typically will transfer Index Futures and cash (or, in the discretion of the Sponsor, other Collateral Assets) to the Trust in return for Shares. If an EFRP is executed in connection with the redemption of one or more Baskets, an Authorized Participant transfers to the Trust the Shares being redeemed and the Trust transfers to the Authorized Participant Index Futures and cash or other Collateral Assets. The Trust may include Index Futures with different terms and expirations in the creation and redemption of Baskets and the Index Futures included in creation Baskets may differ from those included in redemption Baskets.

With the approval of the Sponsor, Baskets may also be created or redeemed for cash, in which case the Authorized Participant will be responsible for the costs incurred by the Trust in establishing or liquidating the corresponding Index Futures position and acquiring or disposing of the related Collateral Assets.

The Index, the Bloomberg CI and the Bloomberg Roll Select CI

This section contains a description of the Index, the Bloomberg CI and the Bloomberg Roll Select CI. All information regarding the Index, the Bloomberg CI and the Bloomberg Roll Select CI contained in this report, including their respective compositions, methods of calculation, changes in their constituent components and historical performance, has been derived from information published or provided by the Index Providers and has not been independently verified.

The Bloomberg Commodity IndexesSM are a joint product of Bloomberg and UBS Securities and have been licensed for use for certain purposes by the Trust. Bloomberg® is a trademark of Bloomberg and has been licensed for use for certain purposes by the Trust.

The Index Providers

The Shares are not sponsored, endorsed, sold or promoted by the Index Providers in their capacities as such. None of the Index Providers, in their capacities as such, makes any representation or warranty, express or implied, to the owners of or counterparts to the Shares or any member of the public regarding the advisability of investing in securities or commodities generally or in the Shares particularly. The only relationship of the Index Providers, in their capacities as such, to the Trust is the licensing of certain trademarks, trade names and service marks and of the Index and the Bloomberg Roll Select CI, which is determined, composed and calculated by Bloomberg without regard to the Trust or the Shares. Bloomberg and the Index Committees may not take the needs of the Trust or the Shareholders into consideration in determining, composing or calculating the Index or the Bloomberg Roll Select CI. None of the Index Providers is directly responsible for or has participated in the determination of the timing of, prices at, or quantities of the Shares to be issued or in the determination or calculation of the equation by which the Shares are to be converted into cash, surrendered or redeemed, as the case may be. The Index Providers, in their capacities as such, are not responsible for the administration, marketing or trading of the Shares. Notwithstanding the foregoing, UBS Securities and its respective subsidiaries and affiliates may independently issue and/or sponsor financial products unrelated to the Shares currently being issued by the Trust, but which may be similar to and competitive with the Shares. In addition, UBS Securities and its subsidiaries and affiliates actively trade commodities, commodity indexes and commodity futures (including the Index and the Bloomberg Roll Select CI), as well as swaps, options and derivatives which are linked to the performance of such commodities, commodity indexes and commodity futures. It is possible that this trading activity will affect the value of the Index, the Bloomberg Roll Select CI and Shares.

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

The following summary with respect to the Index, the Bloomberg CI and the Bloomberg Roll Select CI has been prepared based on the Bloomberg Commodity IndexSM Methodology, dated as of December 2016 (the “Index Methodology”) and fact sheets, methodologies and other materials available publicly or otherwise provided by the Index Providers, and is subject to change. The Index Providers together own the rights to the Index, the Bloomberg CI and the Bloomberg Roll Select CI. The Index Providers have no obligation to consider the interests of holders of Shares in the Trust and have no obligation to continue to publish, and may discontinue the publication of, the Index, the Bloomberg CI or the Bloomberg Roll Select CI.

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

Overview

The Index is the total return version of the Bloomberg Roll Select CI and reflects the returns of the Bloomberg Roll Select CI together with the returns from specified U.S. Treasury securities intended to reflect the returns of assets held to fully collateralize the futures contracts reflected in the Bloomberg Roll Select CI. The Bloomberg Roll Select CI itself is a version of the Bloomberg CI that incorporates the economic effect of an alternative rolling methodology, as described in more detail below. The Bloomberg CI itself forms the base commodities index from which the Bloomberg Roll Select CI and the Index are derived. Set forth below is a description of the how the Bloomberg CI is determined and calculated, a description of how the Bloomberg Roll Select CI is derived from the Bloomberg CI, and finally, a description of how the Index is derived from the Bloomberg Roll Select CI.

The Bloomberg CI

The Bloomberg CI, from which the Bloomberg Roll Select CI is based, was created by AIG International Inc. in 1998 and acquired by UBS Securities in May 2009, at which time UBS Securities and Dow Jones Trademark Holdings, LLC entered into a joint marketing agreement to market the Dow Jones-UBS Commodity Index and related indexes. Dow Jones Trademark Holdings, LLC subsequently assigned its interest in the joint marketing agreement to DJI Opco, LLC. In 2014 the joint marketing agreement was terminated and UBS AG, UBS Securities and their affiliates (“UBS”) entered into a Commodity Index License Agreement with Bloomberg. Under the Commodity Index License Agreement, Bloomberg, on behalf of UBS Securities, calculates the Bloomberg CI and related indices and sub‑indices, including the Index and the Bloomberg Roll Select CI.

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

Aluminum	Lead	Soybean Oil
Cocoa	Lean Hogs	Soybeans
Coffee	Live Cattle	Sugar
Copper	Natural Gas	Tin
Corn	Nickel	ULS Diesel
Cotton	Platinum	Unleaded Gasoline
Crude Oil	Silver	Wheat
Gold	Soybean Meal	Zinc

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

●

Diversification. In order to avoid disproportionate weighting of any particular commodity or sector, the Bloomberg CI tries to provide diversified exposure to commodities as an asset class by applying both minimum and maximum weights to component commodities and sectors.

●

Continuity. In order to be responsive to the changing nature of commodity markets without completely reshaping the character of the Bloomberg CI from year to year, the Bloomberg CI seeks a balanced approach to provide a stable benchmark over time, through a combination of annual re-balancing, five‑year averaging of liquidity and production data, diversification rules for constituent commodities and other index features.

●	Liquidity. In order to provide a more liquid index, the Bloomberg CI explicitly includes the liquidity of the underlying commodities futures contracts as a weighting factor.

The Bloomberg CI reflects the increased or decreased return associated with rolling futures contracts. Because futures contracts have scheduled expirations, or delivery months, and as one contract nears expiration it becomes necessary to close out the position in that delivery month and establish a position in a later available delivery month. This process is referred to as rolling the position forward. Rolls are traditionally accomplished by selling the position in the closest delivery month and purchasing a position of equivalent value in a later applicable delivery month. Markets for futures contracts can be in backwardation, which means that futures contracts with distant delivery months are priced lower than those with nearer delivery months, or can exhibit contango, which means that futures contracts with distant delivery months are priced higher than those with nearer delivery months.

As part of this roll process the weights applied to expiring futures contracts are reduced while correspondingly, the weights applied to the futures contracts that are replacing expiring futures contracts are increased. This roll simulation is generally conducted at the beginning of each month over the course of five business days, lasting from the sixth business day until the tenth business day of each month. The Bloomberg CI conducts its roll simulations each month by rolling out of the designated futures contracts expiring in that month and rolling into those designated futures contracts with the next closest designated delivery month.

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

The Bloomberg Roll Select CI implements its rolling methodology by selecting from the eligible contracts for each commodity on its applicable contract selection date, the contract that exhibits the greatest amount of backwardation or least amount of contango, on an annualized basis, relative to the contract with the immediately preceding delivery date on the same commodity. This is accomplished by first dividing the price of each eligible contract from the price of the contract immediately preceding such eligible contract, to determine the percentage difference between the two prices. Because this price difference may be affected by the relative time between the eligible contract and its immediately preceding contract, this price difference is multiplied by 365 and divided by the number of actual days between the delivery dates of the two contracts, to arrive at a measure of the relative annualized contango/backwardation, (the “annualized spread”) exhibited between the eligible contract and the contract immediately preceding it. Based on a comparison of these annualized spreads, the eligible contract that has the highest annualized spread relative to its immediately preceding contract is the one selected as the contract for the Bloomberg Roll Select CI to establish new positions in. This roll selection process generally occurs every month on the fourth business day of the month.

The Bloomberg Roll Select CI utilizes a different designated contract selection process than the Bloomberg CI, and as a result the futures contracts comprising the Bloomberg Roll Select CI at any particular time may have different delivery months than those comprising the Bloomberg CI, and the levels of the Bloomberg Roll Select CI and the Bloomberg CI may correspondingly differ. In addition, as a result of this difference in rolling processes, both the performance of the Bloomberg Roll Select CI and the Bloomberg CI and the dollar-value weights of their respective underlying futures contracts are expected to differ over time.

Although the Bloomberg Roll Select CI’s roll process is designed to mitigate the effects of contango and to take advantage of the effects of backwardation, there can be no assurance that the futures contracts selected for inclusion in the Bloomberg Roll Select CI will outperform the futures contracts selected for inclusion in the Bloomberg CI. For example, it is possible that the contracts included in the Bloomberg Roll Select CI could experience less appreciation or greater depreciation than the contracts included in the Bloomberg CI, particularly when the price of a contract included in either index is influenced by changing expectations of future supply and demand for the related commodity for such contract’s specific delivery month. Since the Bloomberg Roll Select CI tends to roll into futures contracts that demonstrate less contango or more backwardation relative to the futures contracts with delivery dates immediately preceding such futures contracts, the Bloomberg Roll Select CI may exhibit a tendency to roll into contracts exhibiting relatively lower pricing due to seasonal dips in the delivery month of the selected contract, seasonal upswings in the delivery month of the immediately preceding contract or short-term supply or demand shocks affecting either delivery month, without regard to whether the selected contract would be expected to appreciate relative to the contract expiring immediately before it. Additionally, the frequency with which the Bloomberg Roll Select CI rolls its futures contracts is expected to differ from that of Bloomberg CI. Due to these differences in the roll methodology, the Bloomberg Roll Select CI and the Index may not have the same individual component weights as the Bloomberg CI.

The Index

The Index is designed to reflect the returns on a fully collateralized investment in the Bloomberg Roll Select CI, by combining the returns of the Bloomberg Roll Select CI with the returns on cash collateral invested in three-month U.S. Treasury bills.

Bloomberg CI Index Composition and Methodology

The methodology for determining the composition and weighting of the Bloomberg CI and for calculating its value is subject to modification by Bloomberg or the Index Committees. Bloomberg makes the official calculations of the value of the Bloomberg CI. At present, this calculation is performed every fifteen seconds.

The Index Committees

Bloomberg has established a Benchmark Oversight Committee (the “BOC”), which is the uppermost governance body with respect to the Bloomberg CI and consists of senior representatives from various Bloomberg business units. Voting members of the BOC do not directly participate in the index business.

The BOC meets on a quarterly basis to review matters such as material risks, conflicts of interest, industry developments, client complaints and material index errors and restatements. To assist in its oversight, the BOC has established the Index Operating Subcommittee (the “IOS,” and together with the BOC, the “Index Committees”).

The IOS is composed of senior benchmark and strategy index managers designated by the BOC. Members include Bloomberg personnel with significant index experience. The IOS meets at least monthly to address address matters such as new index approvals, periodic review of existing indices, index pricing, management of errors and restatements, identification and management of actual and potential conflicts of interest, approvals of changes to indices and approvals of cessation of indices.

The IOS also consults with Index Advisory Councils on certain matters, as described below. The IOS reports to the BOC at least quarterly on all matters delegated to it.

Index Advisory Councils are composed of key market participants and other influential individuals to assist Bloomberg in setting index priorities, to discuss potential rules changes and to provide ideas for new products. Index Advisory Councils are generally constituted on an annual basis. While potential benchmark changes are discussed through this process, all feedback received is non-binding and all final decisions on benchmark index rules are made by the IOS (subject to BOC review) after the review period has ended. Members of Index Advisory Councils may include individuals with past or present relationships with the Sponsor, the Clearing FCM, an Authorized Participant, other entities involved with the operation of the Trust or their respective affiliates, such as past or present directors or officers of the foregoing entities.

Index administration is subject to Bloomberg’s internal compliance function which periodically reviews various aspects of Bloomberg’s businesses in order to determine whether such businesses are adhering to applicable firm-wide policies and procedures, and assess whether applicable internal controls are functioning properly.

Determination of Bloomberg CI Index Constituents

The composition of the Bloomberg CI is rebalanced by Bloomberg each year pursuant to the procedures set forth in the Index Methodology by index managers operating under the supervision of the Index Committees. Any material deviations or changes from established procedures are subject to review by the Index Committees. In addition, to the extent practicable, Bloomberg may solicit stakeholder feedback, including by means of the Index Advisory Council. Once approved, the new composition of the Bloomberg CI is publicly announced and takes effect in the month of January immediately following the announcement.

The relative weight of a commodity eligible for inclusion in the Bloomberg CI, called its “CIP,” or its commodity index percentage, is initially determined based on (1) the relative production percentages of the commodities eligible for inclusion in the Bloomberg CI and (2) the relative liquidity of the futures contracts that Bloomberg has designated as the eligible reference contracts for those commodities. This initial CIP calculation is then adjusted to give effect to caps and floors on such CIPs and to adjust the weights for gold and silver, the relative production numbers of which are assumed to understate their economic significance.

The initial commodity production percentage of a commodity (“CPP”) is determined for each commodity by taking the five-year average of production figures for the related commodity, adjusted by the historic U.S. dollar value of the related designated contract, and dividing the result by the sum of such products for all eligible commodities. For natural gas, only North American production is used, to reflect the regional nature of this commodity. In cases where there is more than one designated contract for a particular commodity, this measurement is initially allocated to only one designated contract. There will typically be some time lag with respect to the production numbers that are reflected in the Bloomberg CI, because production data can often only be obtained on a delayed basis for many commodities.

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

The commodity liquidity percentage (“CLP”) for each designated contract is determined by taking a five-year average of the product of annual trading volume (adjusting for the number of applicable units of the commodity, e.g., barrels or metric tons, per contract) of such designated contract and the related historic U.S. dollar value for such contract, and dividing the result by the sum of such products for all designated contracts. The historic annual volume data used to calculate CLP for each designated contract for the Bloomberg CI is an average computed on the basis of historical annual volume data for the five years up to and including the year prior to the applicable calculation period, typically the third or fourth calendar quarter of the year preceding such year of calculation. In some cases, such as copper, the related CLP may be calculated using the trading volume for a contract other than the designated contract, and certain adjustments are made to LME contracts to reflect differences in their trading hours and the time periods during which they may be traded. In addition, as in the case of crude oil and wheat, more than one reference contract may be designated for a particular commodity.

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

For each of the first six steps above, in order to keep the sum of the CIPs for each of the commodities equal to 100% after each step is completed, the aggregate adjustment to the CIPs of affected designated contracts is accompanied by a corresponding increase or reduction, as applicable, that is allocated equally to the CIPs of the other commodity sectors (then, if applicable, further allocated equally to the designated contracts within such commodity sector), other than those eliminated under step one or capped under steps two through four. For the seventh and final step, the aggregate reduction in CIP resulting from this step is accompanied by a corresponding increase, allocated equally to the CIPs of the designated contracts still in the Bloomberg CI with CIP to CLP ratios below 2.0, other than those capped under steps two through four.

Any CIP reduction to a commodity with more than one designated contract is allocated equally among such commodity’s designated contracts. Any aggregate reduction to a commodity sector or commodity group under steps two or four is allocated to the designated contracts within such commodity sector or commodity group to preserve the relative weights of the CIPs of the designated contracts within such commodity sector or commodity group as calculated immediately prior to making any adjustments under such step. For the purposes of step four, the current commodity groups for commodities eligible for inclusion in the Bloomberg CI are as follows:

Commodity Group:	Commodities:

Energy	Crude Oil (WTI and Brent)
Natural Gas
ULS Diesel
Unleaded Gasoline

Precious Metals	Gold
Platinum
Silver

Industrial Metals	Aluminum
Copper
Lead
Nickel
Tin
Zinc

Livestock	Live Cattle
Lean Hogs

Grains	Corn
Soybeans
Soybean Oil
Soybean Meal
Wheat (Chicago and Kansas)

Softs	Cocoa
Coffee
Cotton
Sugar

The commodities and related designated contracts currently included in the Bloomberg CI and their respective CIPs as of January 31, 2017 are as follows:

Commodity	Designated Contract	Exchange	Units	Price Quote	CIP
Aluminum	High Grade Primary Aluminum	LME	25 metric tons	USD/metric ton	4.57%
Coffee	Coffee “C”	ICE	37,500 lbs	U.S. cents/pound	2.38
Copper	Copper	COMEX	25,000 lbs	U.S. cents/pound	7.59
Corn	Corn	CBOT	5,000 bushels	U.S. cents/bushel	7.41
Cotton	Cotton	ICE	50,000 lbs	U.S. cents/pound	1.45
Crude Oil	Brent Crude Oil	ICE	1,000 barrels	USD/barrel	7.82
Crude Oil	WTI Crude Oil	NYMEX	1,000 barrels	USD/barrel	7.18
Gold	Gold	COMEX	100 troy oz.	USD/troy oz.	11.17
Lean Hogs	Lean Hogs	CME	40,000 lbs	U.S. cents/pound	2.09
Live Cattle	Live Cattle	CME	40,000 lbs	U.S. cents/pound	3.98
Natural Gas	Henry Hub Natural Gas	NYMEX	10,000 mmbtu	USD/mmbtu	7.98
Nickel	Primary Nickel	LME	6 metric tons	USD/metric ton	2.54
Silver	Silver	COMEX	5000 troy oz.	USD/troy oz.	4.11
Soybeans	Soybeans	CBOT	5,000 bushels	U.S. cents/bushel	5.84
Soybean Meal	Soybean Meal	CBOT	100 short tons	USD/short ton	2.90
Soybean Oil	Soybean Oil	CBOT	60,000 lbs	U.S. cents/pound	2.81
Sugar	World Sugar No. 11	ICE	112,000 lbs	U.S. cents/pound	3.40
ULS Diesel	ULS Diesel	NYMEX	42,000 gallons	U.S. cents/gallon	3.83
Unleaded Gasoline	Reformulated Blendstock for Oxygen Blending	NYMEX	42,000 gallons	U.S. cents/gallon	3.76
Wheat	CBOT Wheat	CBOT	5,000 bushels	U.S. cents/bushel	3.32
Wheat	KCBT Wheat	KCBT	5,000 bushels	U.S. cents/bushel	1.18
Zinc	Special High Grade Zinc	LME	25 metric tons	USD/metric ton	2.69

Calculation of the Bloomberg CI

The level of the Bloomberg CI was set to be equal to 100 as of December 31, 1990. Subsequent levels of the Bloomberg CI are determined by multiplying the level of the Bloomberg CI as of the previous day by a fraction equal to (1) the weighted average value (“WAV”) of the Bloomberg CI as of the current day divided by (2) the WAV of the Bloomberg CI as of the previous day, subject to adjustment for roll periods as described below. The WAV of the Bloomberg CI on any given day is calculated by summing the products of the settlement prices of the designated contracts for each commodity multiplied by the commodity index multiplier (“CIM”) of such designated contract.

The CIMs of the designated contracts in the Bloomberg CI are determined annually, generally on the fourth business day of each year (the “CIM Determination Date”). On the CIM Determination Date, initial CIMs (“ICIMs”) are calculated for each designated contract by multiplying such contract’s CIP by 1,000, then dividing such product by the contract’s settlement price as of the CIM Determination Date. To determine the final CIM for each designated contract for the new year, each ICIM is multiplied by an adjustment factor, which is a fraction equal to (1) the WAV of the Bloomberg CI as of the CIM Determination Date, as calculated using the CIMs from the prior year, divided by (2) 1,000. This adjustment factor is intended to preserve WAV continuity from one year to the next.

During roll periods, which generally occur during the sixth through tenth business days of each month, the level of the Bloomberg CI is calculated using a blended WAV formula that reflects the fact that the Bloomberg CI is rolling out of expiring contracts and into replacement contracts. The WAV associated with the existing index components (the “Old WAV”) begins weighted at 100% as of the business day preceding the roll period and decreases by 20% on each subsequent business day until reduced to zero; it has no further effect on the level of the Bloomberg CI by the fifth business day of such roll period. The WAV associated with the new index components (the “New WAV”) begins weighted at 0% as of the business day preceding the roll period and increases by 20% on each subsequent business day such that by the fifth business day of such roll period, the level of the Bloomberg CI is determined based entirely on the New WAV.

Accordingly, during a roll period, the level of the Bloomberg CI on any given day can be calculated as the product of the level of the Bloomberg CI as of the previous day, multiplied by a fraction equal to: (1) Old WAV× (1-0.2n) + New WAV × (0.2n), using the Old WAV and New WAV values as of such day, divided by (2) Old WAV × (1-0.2n) + New WAV × (0.2n), using the Old WAV and New WAV values as of the previous day. The variable “n” in this equation represents the number of business days that have elapsed for such roll period through and including the relevant date of determination.

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

Calculation of the Index

The Index combines the returns of the Bloomberg Roll Select CI with assumed returns on U.S. Treasury securities calculated based on the most recent weekly auction high rate for 13 week (3 Month) U.S. Treasury bills, as reported on the website www.treasurydirect.gov published by the Bureau of the Public Debt of the U.S. Treasury, or any successor source. The level of the Index, which was set at a hypothetical level of 100 as of December 31, 1990, can be calculated on any given day as the product of the level of the Index as of the previous day, multiplied by the sum of (1) 1.00 plus (2) the positive or negative percentage return on the Bloomberg Roll Select CI on such day plus (3) the daily return based on the auction high rate for 13 week (3 month) U.S. Treasury bills described above.

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

Conversely, several factors could trigger a temporary increase in the price of the futures contracts or commodities underlying the Bloomberg Roll Select CI and, consequently, the Index Futures. In that case, you could buy Shares at prices affected by the temporarily high commodity prices and you could subsequently incur losses when the causes for the temporary increase disappear.

Historical performance of the Index, the Bloomberg Roll Select CI and the Bloomberg CI is no guide to their future performance or to the performance of the Shares.

Past performance of the Index, the Bloomberg Roll Select CI and the Bloomberg CI is not necessarily indicative of their future performance or of the performance of the Shares. There can be no guarantee that the level of the Index, the Bloomberg Roll Select CI or the Bloomberg CI will increase. The Bloomberg Roll Select CI and the Index have limited performance histories. See “Risk Factors Relating to Index Futures and the Bloomberg Roll Select CI - The Index and the Bloomberg Roll Select CI have Limited Histories and May perform in Unexpected Ways.” Although the Bloomberg CI, which is based on the same underlying commodities as the Bloomberg Roll Select CI and the Index, has a longer performance history, there are differences in the way that the Bloomberg CI and the Bloomberg Roll Select CI address the rolling of contracts that could cause the Bloomberg CI to perform differently from the Bloomberg Roll Select CI and the Index. You may lose some or all of your investment in the Shares. See “The Index, The Bloomberg CI and the Bloomberg Roll Select CI” and “Risk Factors Relating the Index Futures and the Bloomberg Roll Select CI - The roll selection methodology of the Bloomberg Roll Select CI may not provide any benefits relative to the roll selection methodologies used by other commodities indices, including the Bloomberg CI, and the Bloomberg Roll Select CI may not outperform, or may underperform, the Bloomberg CI.”

Commodity futures trading may be illiquid. In addition, suspensions or disruptions of market trading in the commodities markets and related futures markets may adversely affect the value of your Shares.

The commodity futures markets are subject to temporary distortions or other disruptions due to various factors, including the lack of liquidity, congestion, disorderly markets, manipulation, limitations on deliverable supplies, the participation of speculators, government regulation and intervention, technical and operational or system failures, nuclear accidents, terrorism, riots and acts of God. In addition, U.S. futures exchanges and some foreign exchanges have regulations that limit the amount of fluctuation in futures contract prices that may occur during a single business day. These limits are generally referred to as daily price fluctuation limits, and the maximum or minimum price of a contract on any given day as a result of these limits is referred to as a limit price. Once the limit price has been reached in a particular contract, it is possible that no trades may be made at a different price. It is not certain how long any such price limits would remain in effect. Limit prices may have the effect of precluding trading in a particular contract or forcing the liquidation of contracts at disadvantageous times or prices, consequently affecting the value of the Bloomberg Roll Select CI. Further, the Clearing FCM or its account holders may represent, directly or indirectly, a substantial portion of the short-side interest in the Index Futures market. The existence of such a limited number of market participants could cause or exacerbate temporary distortions, especially those distortions resulting from illiquidity.

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

In addition, the method in which the Bloomberg Roll Select CI is calculated or determined may also be affected by certain market disruptions, such as (1) the termination or suspension of, or material limitation or disruption in, the trading of an underlying futures contract, (2) the settlement price of an underlying futures contract reflecting the maximum permitted price change from the previous day’s settlement price for such contract, such as in the case of a “limit event” as determined by the applicable futures exchange, (3) the failure of an exchange to publish the official settlement price for an underlying futures contract or (4) for contracts trading on the London Metals Exchange, any day on which the London Metals Exchange is not open for business. For example, if Bloomberg determines that a market disruption exists with respect to any underlying futures contract in connection with that contract’s roll period, including in connection with an annual rebalancing, this would delay the effective rolling of that contract for purposes of determining the Bloomberg Roll Select CI, and in the case of a roll period other than in connection with an annual rebalancing, would also increase the rate at which that contract effectively rolls when such market disruption has ended. In addition, the relative weights of the futures contracts underlying the Bloomberg Roll Select CI may be affected by “limit events” occurring with respect to such contracts or due to the failure of an exchange to publish the official settlement price for a futures contract.

During a period when commodity prices are fairly stationary, an absence of backwardation in the prices of the commodities included in the Bloomberg Roll Select CI may cause the price of your Shares to decrease.

The futures contracts that underlie the Bloomberg Roll Select CI are replaced from time to time with new futures contracts on the same commodities. This process is referred to as rolling. Although the rolling methodology employed by the Bloomberg Roll Select CI, which selects for replacement contracts exhibiting the least contango or the greatest backwardation relative to its preceding contracts, may on occasion cause futures contracts to be replaced by new futures contracts with earlier, rather than later, delivery months, it is expected that the Bloomberg Roll Select CI will still tend to roll into futures contracts with later delivery months than the contracts being replaced.

Historically, the prices of some futures contracts (generally those relating to commodities that are typically consumed immediately rather than stored) have frequently been higher for contracts with shorter-term expirations than for contracts with longer-term expirations, which is referred to as backwardation. In these circumstances, absent other factors, the sale of the earlier contract would take place at a price that is higher than the price at which the later contract is purchased, thereby allowing the contract holder to purchase a greater quantity of the later contract. While some of the contracts included in the Bloomberg Roll Select CI have historically exhibited periods of backwardation, backwardation will likely not exist at all times. Moreover, some of the commodities reflected in the Bloomberg Roll Select CI have historically exhibited characteristics typical of contango markets rather than backwardation. Contango markets are those in which the prices of contracts are higher in the distant delivery months than in the nearer delivery months due to the costs of long-term storage of a physical commodity prior to delivery or other factors. The forward price of a commodity futures contract may also fluctuate between backwardation and contango.

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

In recent years, many bills have been introduced in the U.S. Congress targeting excessive speculation in commodities and commodity indices on regulated futures markets and in the over-the-counter (“OTC”) derivatives markets. Many of these legislative proposals have not been enacted but could be in the future.

In 2010, Congress adopted some anti-speculative proposals in the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”). These provisions of the Dodd-Frank Act have been interpreted by the CFTC to require the CFTC to expand its existing speculative position limits regime that was applicable to certain agricultural commodity futures (and options thereon) as appropriate, to a wider range of listed futures and options on physical commodities (including certain energy, metals and agricultural products) as well as to economically equivalent swaps while significantly narrowing the bona fide hedging exemptions to a narrower category of commercial market participants and physical hedging strategies.

Pursuant to the provisions of the Dodd-Frank Act described above, the CFTC proposed regulations in December 2016 (modifying an original November 2013 proposal), referred to in this report as the “Proposed Position Limits Rules,” that would impose new federal position limits on futures and options on certain energy, metal, and agricultural commodities and economically equivalent swaps (“Referenced Contracts”). Also in December 2016, the CFTC adopted final position aggregation requirements.

The Proposed Position Limits Rules would include as Referenced Contracts a number of the futures contracts included in the Bloomberg Roll Select CI, and as of the date of this report such contracts represent a substantial portion of the weight of the Bloomberg Roll Select CI. Consequently, if the Proposed Position Limits Rules are adopted as proposed, the maximum positions that market participants can hold in the Referenced Contracts that underlie the Bloomberg Roll Select CI may be limited, which could reduce the liquidity of such Referenced Contracts and adversely affect the performance of the Bloomberg Roll Select CI and the value of your Shares. Moreover, because the relative weights of the commodities in the Bloomberg Roll Select CI are largely determined based on the trading volume of the futures contracts designated for such commodities, a reduction in the trading volume of such futures contracts could significantly alter the weights of the futures contracts underlying the Bloomberg Roll Select CI, which could have further adverse effects on the level of the Bloomberg Roll Select CI and the value of your Shares. The risks presented by the Proposed Position Limits Rules also arise with respect to existing federal limits on certain agricultural commodity futures contracts, which include futures contracts underlying the Bloomberg Roll Select CI.

The Proposed Position Limits Rules would also narrow the existing bona fide hedge exemption for Referenced Contracts. If adopted as proposed, this narrow definition may affect the hedging and investing activities of participants in the markets for the Index Futures and the futures contracts and commodities underlying the Bloomberg Roll Select CI, which in turn could reduce the liquidity and adversely affect the pricing of the Index Futures and such futures contracts and commodities. Any of these effects could increase volatility in and otherwise adversely affect the price of the Shares. The public comment period on the Proposed Position Limits Rules is scheduled to close on February 28, 2017. The CFTC specifically solicited, among other things, comments on issues affecting position limits for physical commodity derivatives that could directly affect the value of the Trust’s position in Index Futures going forward.

With respect to the position aggregation rules adopted by the CFTC in December 2016, those final rules, which are stated to become effective on February 14, 2017, would expand the circumstances requiring persons to aggregate Referenced Contracts that are owned or controlled by such persons. Specifically, the final aggregation rules require a person holding positions in multiple commodity pools with substantially identical trading strategies to aggregate the pools’ positions in Referenced Contracts, on a pro-rata basis, with other positions in Referenced Contracts held or controlled by such person. Although Index Futures are not among the Referenced Contracts identified in the Proposed Position Limits Rules, if federal position limits are extended to Index Futures or if the Exchange adopts similar aggregation rules, some participants in the market for Index Futures may be encumbered in trying to hedge their exposure, which could reduce liquidity in such Index Futures and the futures contracts and commodities underlying the Bloomberg Roll Select CI and adversely affect the value of the Shares.

In addition to, or in lieu of, the Proposed Position Limits Rules, the CFTC could propose other rules that may lower the applicable position limits, apply position limits to a broader range of contracts (including commodity index contracts such as the Index Futures) or further restrict position limit exemptions. If any of these actions is taken, such measures could further reduce the size of positions that the Trust and other investors could hold directly in Index Futures and the underlying futures contracts and commodities, with potential reductions in liquidity and adverse effects on the pricing of Index Futures. See also “The value of the Shares depends on the value of Index Futures, which fluctuates based on the prices of commodity futures contracts reflected in the Bloomberg Roll Select CI. These prices may be volatile, thereby creating the potential for losses regardless of the length of time you intend to hold your Shares.”

Certain other rules proposed pursuant to the Dodd-Frank Act also may have an impact on the Trust and the value and continued availability of the Shares. On December 22, 2010, the CFTC proposed rules, referred to in this report as the “DCM Rules,” that would require that at least 85% of the total volume of any contract listed on a designated contract market (“DCM”) including the Index Futures, be executed through the central order book, rather than as a block transaction or other non-competitively executed transaction. Contracts that do not meet the 85% threshold would be required to be delisted by the DCM and if a swap, transferred to a swap execution facility or also be liquidated. Generally, the Trust’s transactions in Index Futures are expected to be executed through block or EFRP transactions that are not executed through the applicable Exchange’s central order book. When the CFTC finalized the DCM Rules in June 2012, the CFTC noted that it needed additional time to consider the proposed requirements regarding the 85% threshold, particularly in light of substantial comments received. If ultimately adopted as proposed, those proposed requirements could significantly and adversely affect the availability, liquidity and price of Index Futures, as well as futures contracts currently included or which may in the future be included in the Bloomberg Roll Select CI, and could inhibit the Trust’s ability to redeem and offer Shares, which in turn could adversely affect the value and continued availability of the Shares.

The CFTC has adopted rules regarding the risk management practices of clearing members (the “FCM Rules”) most of which became effective on June 1, 2013. The FCM Rules require the Trust’s Clearing FCM to establish, and periodically reevaluate, risk-based limits on position and order size, amongst other measures. The FCM Rules may lead the Trust’s Clearing FCM to reduce its internal limits on the size of the Index Future positions it will execute or clear for the Trust, reducing the Trust’s and other market participants’ ability to transact in Index Futures, and potentially adversely affecting the price of Shares. In the event that the Clearing FCM does reduce its internal limits on the size of Index Future positions, the Trust may deem it feasible to use additional clearing FCMs. If this happens, it could substantially increase the costs of clearing for the Trust.

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

The prices of the various Index Futures are expected to reflect supply and demand in the market for such Index Futures, which in turn may reflect market expectations at any given time about prospective changes in the level of the Bloomberg Roll Select CI and other market conditions. In this way, trading in the market for Index Futures might cause a divergence between the price of such Index Futures and the level of the Bloomberg Roll Select CI. Similarly, actions by the applicable Exchange with respect to Index Futures, such as the imposition of trading or price limits, could adversely affect this correlation. In these circumstances, it is possible that changes in the NAV, which is calculated based on the value of the Index Futures, will not adequately reflect changes in the level of the Bloomberg Roll Select CI. In the event of market disruptions with respect to the Index Futures, such as a suspension of trading by the related Exchange as a result of market activity, systems or communications failures or other causes, the value of the Index Futures and the level of the Bloomberg Roll Select CI could diverge, which could adversely affect the value of the Shares.

Although arbitrage activity by market participants is expected to have the effect of reducing or mitigating divergence between the value of the Index Futures and the level of the Bloomberg Roll Select CI, such arbitrage activity may not fully offset any divergence at all times during which the Shares are outstanding. During any period the Trust is trading Index Futures of more than one type, differences in the settlement values of such Index Futures, to the extent not offset by arbitrage activity between such Index Futures may limit the expected benefits of, or otherwise adversely affect, arbitrage activity between the Shares and the Index Futures. In the event that any such divergence between the value of the Index Futures and the level of the Bloomberg Roll Select CI exists from time to time, changes in the NAV, which is calculated based on the value of the Index Futures, may not adequately reflect changes in the level of the Bloomberg Roll Select CI, which could adversely affect the value of the Shares. The impact of certain of these considerations may be heightened in cases where the Trust’s positions are concentrated in a particular Index Futures contract or in cases where the Trust represents a substantial portion of the open interest in a particular Index Futures contract.

In addition, other actions taken by an Exchange, including rule changes relating to clearing fees, margin requirements, or the minimum price fluctuations applicable to an Index Futures contract, may result in economic, tax or other consequences to market participants that trade or hold Index Futures. Such actions may result in consequences that adversely affect Shareholders without necessarily affecting the correlation between the settlement price of the Index Futures and the level of the Bloomberg Roll Select CI.

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

The composition of the Bloomberg Roll Select CI may change over time as additional commodities satisfy the eligibility criteria or commodities currently included in the Bloomberg Roll Select CI fail to satisfy those criteria. The weighting factors applied to each commodity included in the Bloomberg Roll Select CI change annually, based on changes in commodity production statistics and changes in the trading volume of the related futures contracts. In addition, Bloomberg, as Index Administrator, or the Index Committees may modify the method for determining the composition and weighting of the Bloomberg Roll Select CI and for calculating its value. Such changes could adversely affect the value of your Shares or otherwise affect the risks associated with owning the Shares, such as by increasing relative concentrations in particular commodities and causing the value of the Shares to become more sensitive to fluctuations in the prices of those commodities.

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

Trading in futures transfers the risk of future price movements from one market participant to another. This means that for every gain, there is an equal and offsetting loss. Futures contracts themselves (including Index Futures) are not assets with intrinsic value, and simply reflect, in the case of cash-settled contracts, certain rights to payment or obligations to make payments to the other party to the contract, and in the case of physically-settled contracts, such as the futures contracts underlying the Index, an agreement to make or take delivery of a particular asset at a specified price. Accordingly, market participants taking the opposite side of the Trust’s Index Futures trades may believe that the price of such Index Futures will move against the Trust, and the Trust may be at an informational or other disadvantage relative to such market participants.

The Trust’s trading activity in Index Futures could expose it to additional risk.

In order for the Trust to achieve its investment objective on an ongoing basis, it is anticipated that existing positions in Index Futures will need to be closed out and new positions in Index Futures will need to be established from time to time. The Trust may further close out of existing positions and establish new positions in Index Futures from time to time, including new positions in earlier expiring Index Futures, which may allow it to reduce its concentration in any particular Index Futures contract or to benefit from more liquid markets or otherwise beneficial market activity in Index Futures listed with different expirations or on different Exchanges. This activity is expected to cause the Trust to incur transaction costs, such as brokerage fees and commissions, and may cause the Shares to under‑perform the Index. In particular, the prices obtained in connection with rolling Index Futures positions may be adversely affected by market conditions (including the possibility of market disruptions) and by the trading activities of other market participants, which may reflect market awareness of the Trust’s position in its Index Futures. For example, if other market participants are able to anticipate the timing of the Trust’s transactions, they may be able to execute transactions in advance of the Trust, which would allow these market participants to benefit from the transactions executed by the Trust but adversely affect the prices obtained by the Trust. In addition, if the Trust’s Index Futures positions represent a significant part of the open long interest in such Index Futures, other market participants may take this into account, with a potential adverse impact on the prices at which the Trust is able to execute such transactions. There can be no assurance that the Trust will be able to effect its transactions in a manner that will allow it to avoid these risks. Exchanges may cease to list other Index Futures that the Trust will be able to roll its positions into, and any Index Futures listed by an Exchange in the future may have terms that differ from those currently held by the Trust.

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

In the event of the bankruptcy of the Clearing FCM or an Exchange’s clearing house, the Trust could be exposed to a risk of loss with respect to its assets that are posted as margin. If such a bankruptcy were to occur, the Trust would be afforded the protections granted to customers of a futures commission merchant (“FCM”) and participants to transactions cleared through a clearing house, under the United States Bankruptcy Code and applicable CFTC regulations. Such provisions generally provide for a pro rata distribution to customers of customer property held by the bankrupt FCM or an Exchange’s clearing house if the customer property held by the FCM or the Exchange’s clearing house is insufficient to satisfy all customer claims. In any case, there can be no assurance that these protections will be effective in allowing the Trust to recover all, or even any, of the amounts it has deposited as margin.

Bankruptcy of the Clearing FCM can be caused by, among other things, the default of one of the Clearing FCM’s customers. In this event, the Exchange’s clearing house is permitted to use the entire amount of margin posted by the Trust (as well as margin posted by other customers of the Clearing FCM) to cover the amounts owed by the bankrupt Clearing FCM. Consequently, the Trust could be unable to recover amounts due to it on its Index Futures positions, including assets posted as margin, and could sustain substantial losses, even if the level of the Bloomberg Roll Select CI increases.

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

The Shares are not sponsored, endorsed, sold or promoted by the Index Providers in their capacities as such. None of the Index Providers, in their capacities as such, makes any representation or warranty, express or implied, to the owners of or counterparts to the Shares or any member of the public regarding the advisability of investing in securities or commodities generally or in the Shares particularly. The only relationship of the Index Providers, in their capacities as such, to the Trust is the licensing of certain trademarks, trade names and service marks and of the Index and the Bloomberg Roll Select CI, which is determined, composed and calculated by Bloomberg without regard to the Trust or the Shares. Bloomberg and the Index Committees may not take the needs of the Trust or the Shareholders into consideration in determining, composing or calculating the Index or the Bloomberg Roll Select CI. None of the Index Providers is directly responsible for or has participated in the determination of the timing of, prices at, or quantities of the Shares to be issued or in the determination or calculation of the equation by which the Shares are to be converted into cash, surrendered or redeemed, as the case may be. The Index Providers, in their capacities as such, are not responsible for the administration, marketing or trading of the Shares. Notwithstanding the foregoing, UBS Securities, and their respective subsidiaries and affiliates may independently issue and/or sponsor financial products unrelated to the Shares currently being issued by the Trust, but which may be similar to and competitive with the Shares. In addition, UBS Securities, and their subsidiaries and affiliates actively trade commodities, commodity indexes and commodity futures (including the Index and the Bloomberg Roll Select CI), as well as swaps, options and derivatives which are linked to the performance of such commodities, commodity indexes and commodity futures. It is possible that this trading activity will affect the value of the Index, the Bloomberg Roll Select CI and the Shares.

Risk Factors Relating to the Trust

The Trust has a limited operating history, and, as a result, it may be more difficult for investors to analyze the Trust’s performance history in evaluating an investment in the Trust.

The Trust has limited performance history upon which to evaluate an investor’s investment in the Trust. Although the Trust invests in collateralized Index Futures positions on the Bloomberg Roll Select CI, such that it is expected that its performance will generally correlate with the Index, the Trust’s limited past performance history may make it difficult for investors to evaluate how well the Trust’s performance correlates with that of the Index, or whether the Trust has outperformed or underperformed the Index in the past. Although past performance is not necessarily indicative of future results, more performance history could provide investors with more information with which to evaluate an investment in the Trust. Likewise, certain benchmarks, such as the Bloomberg Roll Select CI and the Index themselves have a limited history. A longer history for such benchmarks could provide investors with more information on which to evaluate an investment in the Trust. See “Risk Factors Relating to Index Futures and the Bloomberg Roll Select CI—The Index and the Bloomberg Roll Select CI have Limited Histories and May Perform in Unexpected Ways.”

The Trust is an emerging growth company subject to reduced public company reporting requirements.

The Trust is an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012, as amended (the “JOBS Act”). The Trust has not elected to make use of the extended transition period for complying with new or revised accounting standards pursuant to Section 107(b) of the JOBS Act, which election is irrevocable. However, for so long as the Trust remains an emerging growth company, it will be subject to reduced public company reporting requirements. Among other things, emerging growth companies are exempt from the auditor attestation requirements under Section 404(b) of the Sarbanes-Oxley Act, are exempt from certain “say on pay” provisions of the Dodd-Frank Act, and are subject to reduced disclosure requirements relating to executive compensation and audited financial statements. Although the Trust will remain subject to the disclosure requirements applicable to publicly traded commodity pools, and the Sponsor intends to have the Trust’s financial statements and disclosures prepared in a manner comparable to that of other iShares® exchange-traded funds, the Trust may take advantage of the exemptions and scaled requirements applicable to emerging growth companies.

The returns on the Shares will not precisely correlate with the performance of the Index.

The value of and returns on the Shares are expected to reflect the value of and returns on the Trust’s underlying investments in Index Futures and the cash or other Collateral Assets used to collateralize the Index Futures positions. The returns on the Shares will not precisely correlate with the performance of the Index due to, among other factors, differences between the return on the Collateral Assets and the U.S. Treasury rate used to calculate the U.S. Treasury return component of the Index, timing differences, differences between the portion of the Trust’s assets invested in Index Futures versus the portion of the return of the Index contributed by the Bloomberg Roll Select CI, differences between the settlement price of Index Futures and the closing level of the Bloomberg Roll Select CI and the payment of expenses and liabilities by the Trust.

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

Interest earned on the assets posted as collateral is paid to the Trust and is used to pay the fixed fee to the Sponsor. A prolonged decline in interest rates could materially affect the amount of interest paid to the Trust. In the case of either an extraordinary expense and/or insufficient interest income to cover ordinary expenses, the Trust could be forced to liquidate its Index Futures positions to pay such expenses.

The Trust’s ability to operate is dependent on the Sponsor, the Trustee, the Advisor and certain other key service providers and other parties.

The Trust’s ability to operate and achieve its investment objective is dependent on a number of parties, including:

●	the Sponsor, who exercises general oversight and authority over the Trust;

●	the Trustee, who is responsible for the day-to-day administration of the Trust;

●	the Trust Administrator, who provides certain administrative and custodial services to the Trust;

●	the Advisor, who exercises general oversight over the Trust’s investment activities;

●	the Clearing FCM, through which the Trust transacts in Index Futures and maintains its Index Futures positions;

●	the Exchange, through which the Trust’s Index Futures transactions clear and settle;

●	the Index Providers, who own the rights to the Index on which the Trust’s investment objective is based;

●	the Index Administrator, who administers, calculates and publishes the Index;

●

the Authorized Participants, whose creation and redemption activities allow Index Futures and Collateral Assets to be converted to Shares and vice versa, to help maintain the relationship between the Index and the Shares; and

●	the tax administrator, who provides tax reporting and tax administrative services.

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

Shares may trade at, above or below their NAV. The NAV fluctuates with changes in the market value of the Trust’s assets. The trading price of Shares fluctuates in accordance with changes in the NAV, intraday changes in the value of the Index Futures and market supply and demand. The amount of the discount or premium in the trading price of the Shares relative to their NAV may be influenced by non-concurrent trading hours between NYSE Arca, the exchange on which the Shares trade, the Exchanges on which Index Futures trade and the principal commodities markets on which the futures contracts in the Bloomberg Roll Select CI trade. While the Shares are expected to trade on NYSE Arca until 4:00 p.m. (New York time), liquidity in the markets for the Index Futures and the futures contracts underlying the Bloomberg Roll Select CI is expected to be reduced whenever the principal markets for those contracts are closed. As a result, trading spreads, and the resulting premium or discount on Shares, may widen during these gaps in market trading hours.

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

Certain events, such as the delisting of the Shares, the election by 75% of the Shareholders to dissolve the Trust, the resignation of the Trustee without a successor, the Trust becoming subject to regulation as an investment company, the determination by the Sponsor that the dissolution of the Trust is advisable, the Trust becoming subject to taxation as an association taxable as a corporation, or the DTC becoming unable or unwilling to perform its functions, may prompt the Trust’s dissolution. Upon dissolution of the Trust, the Trust will in most circumstances sell the Index Futures and securities held by it in the amount necessary to cover all expenses of liquidation and to pay any outstanding liabilities of the Trust. The remaining assets will be distributed among investors surrendering Shares. In the event the Trustee cannot distribute such assets proportionately among the Shareholders entitled thereto or if the Trustee determines that such distribution is not lawful or feasible, the Trustee may use any other method of distribution that it deems to be lawful, equitable, and feasible, including the public or private sale of Trust assets and the distribution of the proceeds thereof. Any property remaining in the possession of the Trustee after ninety days may be sold by the Trustee, and the proceeds of the sale will be held by the Trustee until claimed by any remaining Shareholders.

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

CBOT imposes speculative position limits on market participants trading in Index Futures, including the Trust, that typically prohibit any person from holding a position of more than 52,000 contracts. The Trust may from time to time seek to obtain exemptions from those position limits from CBOT, but these exemptions may be limited, including with respect to the additional number of contracts permitted to be held under such exemption and the time period for which the exemption applies. Position limits may also apply to other Index Futures traded by the Trust. The availability of obtaining any exemption from any such position limits is expected to be subject to the ability or willingness of the applicable Exchange to grant such exemption, as well as applicable law.

The Trust’s ability to issue new Baskets or reinvest income in additional Index Futures may be limited to the extent these activities would cause the Trust to exceed the position limits then applicable to those Index Futures. The Trust may also be required to liquidate any existing contracts in excess of the then‑applicable position limits, including as a result of changes to applicable position limits or as a result of the loss of an exemption, or be required to take other actions with potentially adverse effects on the liquidity or value of the Shares.

Additionally, legislative or regulatory action, actions by a DCM or actions by the Clearing FCM may impose limitations on the size of positions that the Trust may take in Index Futures and/or impose limitations on the size of positions that may be carried by other market participants, adversely affecting the liquidity and price of Index Futures and the underlying futures. Such events could force the Trust or other market participants to sell Index Futures, or encourage market participants to sell or redeem their Shares. The CFTC has proposed that any risk management exemptions granted by DCMs, such as any exemption that may be applicable to the Trust’s positions in Index Futures, can only be granted pursuant to rules which have been reviewed by the CFTC. As a result, if the Proposed Position Limits Rules are adopted as proposed, the current maximum position in Index Futures permitted to be held by the Trust could be reduced relative to the maximum position otherwise permitted, which could in turn require the Trust to liquidate some or all of its positions in Index Futures. Any such reduction could affect the liquidity of Index Futures and adversely impact the price of the Shares as well as the correlation between the price of the Shares and the net asset value of the Trust.

DCMs may also take steps, such as requiring liquidation of open positions, in the case of disorderly markets, market congestion and other market disruptions. These actions could require the Trust to liquidate all or part of its Index Futures positions or require holders of positions in the futures contracts underlying the Bloomberg Roll Select CI to liquidate their positions. This could affect the level of the Index and the NAV.

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

The Trust is not registered as an investment company for purposes of United States federal securities laws, and is not subject to regulation by the SEC as an investment company. Consequently, Shareholders do not have the regulatory protections provided to investors in investment companies registered under the Investment Company Act. For example, the provisions of the Investment Company Act that limit transactions with affiliates, prohibit the suspension of redemptions (except under limited circumstances) and limit sales loads do not apply to the Trust. The Sponsor is registered with the CFTC as a commodity pool operator and the Advisor is registered with the CFTC as a commodity trading advisor. The CFTC therefore has jurisdiction over these entities and regulatory authority over certain activities of the Trust. The nature and degree of this regulation differs from the regulatory scheme imposed under the Investment Company Act.

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

The futures markets are subject to comprehensive regulation. In addition, the CFTC and the exchanges are authorized to take extraordinary actions in the event of a market emergency, including, for example, implementing speculative position limits (including retroactively) or higher margin requirements, establishing daily price limits and suspending trading. The regulation of futures transactions in the United States is subject to modification by government, exchange and judicial action. The effect of any future regulatory change on the Trust could be substantial and adverse. See also “Exchange position limits and other rules may restrict the creation of Baskets and the operation of the Trust” above and “Risk Factors Relating to Commodities Markets—Regulatory developments with respect to the futures and over-the-counter derivatives markets, and in particular, with respect to speculative trading in futures contracts and over-the-counter derivatives involving commodities and commodity indices, could adversely affect the value of your Shares.”

NYSE Arca may halt trading in the Shares, which would adversely impact your ability to sell your Shares.

The Shares are listed for trading on NYSE Arca under the symbol CMDT. Trading in the Shares may be halted due to market conditions or, in light of NYSE Arca rules and procedures, for reasons that, in the view of NYSE Arca, make trading in the Shares inadvisable, or in the event certain information about the Index, the value of the Shares and the NAV is not made available as required by such rules and procedures. In addition, trading generally on NYSE Arca is subject to trading halts caused by extraordinary market volatility pursuant to circuit breaker rules that require trading to be halted for a specified period based on a specified market decline. There can be no assurance that the requirements necessary to maintain the listing of the Shares will continue to be met or will remain unchanged. The Trust will be dissolved if the Shares are delisted from NYSE Arca and are not approved for listing on another national securities exchange within five business days of their delisting.

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

In addition, UBS Securities is one of the Index Providers, and although Bloomberg calculates, the Index on behalf of UBS Securities, UBS Securities retains ownership of the Index, the Bloomberg CI and the Bloomberg Roll Select CI and retains the right to dismiss the Index Administrator from its duties relating to such indices, and may influence the Index Administrator with respect to the performance of its duties relating to such indices. To the extent UBS Securities’ interests conflict with those of the Trust and the Shareholders, the risks associated with such conflicts may be greater than they would otherwise be for a party that cannot exercise control over the Index, the Bloomberg CI and the Bloomberg Roll Select CI. According to UBS Securities, UBS Securities has implemented a firewall with respect to its personnel regarding access to information concerning the composition and/or changes to the Index. See “Proprietary trading and other activities by the Index Providers and their respective affiliates could conflict with your interests as a Shareholder.”

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

The Internal Revenue Service (“IRS”) could adjust or reallocate items of income, gain, deduction, loss and credit with respect to the Shares if the IRS does not accept the assumptions or conventions utilized by the Trust.

The U.S. tax rules that apply to partnerships are complex and their application is not always clear. Moreover, the rules generally were not written for, and in some respects are difficult to apply to, publicly traded interests in partnerships. In addition, the Trust will report tax information to you on IRS Schedule K-1 with respect to the Shares. The Trustee shall deliver or cause to be delivered to each Shareholder an IRS Schedule K-1 as soon as practicable following each fiscal year but generally not later than March 15. Reporting on IRS Schedule K-1 may be somewhat more complex than comparable reporting on IRS Form 1099. Each Shareholder, by its acquisition of Shares, will be deemed to agree to allow brokers and nominees to provide to the Trust its name and address and the other information and forms as may be reasonably requested by the Trust for purposes of complying with their tax reporting and withholding obligations (and to waive any confidentiality rights with respect to the information and forms for this purpose) and to provide information or forms upon request.

Investors in the Shares should consult their tax advisors in determining how to use the information reported on IRS Schedule K-1 to complete their income tax returns. The Trust will apply certain assumptions and conventions intended to comply with the intent of the rules and to report income, gain, deduction, loss and credit to investors in a manner that reflects the investors’ economic gains and losses, but these assumptions and conventions may not comply with all aspects of the applicable Treasury regulations. It is possible therefore that the IRS will successfully assert that these assumptions or conventions do not satisfy the technical requirements of the United States Internal Revenue Code of 1986, as amended (the “Code”) or the Treasury regulations and will require that items of income, gain, deduction, loss and credit be adjusted or reallocated in a manner that could be adverse to you.

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

It is expected that the Trust will operate and be classified as a partnership for U.S. federal income tax purposes. So long as the Trust qualifies as a partnership, it will be able to pass through its income, including the Trust’s federally tax-exempt income, if any, and deductions to the Shareholders. The Trust’s qualification as a partnership for U.S. federal income tax purposes involves the application of numerous technical provisions under which there is a lack of direct authority. In general, if a partnership is publicly traded, as defined in the Code, it will be treated as a corporation for U.S. federal income tax purposes. It is expected that the Trust will be treated as a publicly traded partnership. A publicly traded partnership will, however, be taxed as a partnership, and not as a corporation for U.S. federal income tax purposes, so long as 90% or more of its gross income for each taxable year constitutes “qualifying income” within the meaning of Section 7704(d) of the Code and the partnership is not required to register under the Investment Company Act. This exception is referred to as the “qualifying income exception.” Qualifying income generally includes interest (other than certain contingent interest and interest derived in the conduct of a financial or insurance business), dividends, real property rents, and income from certain commodities transactions.

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

If the IRS makes audit adjustments to the Trust’s income tax returns for tax years beginning after 2017, it may collect any resulting taxes (including any applicable penalties and interest) directly from the Trust, in which case the cash available for the distribution to the Trust’s Shareholders might be substantially reduced.

Pursuant to the Bipartisan Budget Act of 2015, significant changes are being made to the rules applicable to U.S. federal income tax audits of partnerships. Under the new rules (which are generally effective for the Trust’s taxable years beginning after December 31, 2017), if the IRS makes audit adjustments to the Trust’s U.S. federal income tax returns, it may collect any resulting taxes (including any applicable penalties and interest) directly from the Trust. The Trust may have the ability to shift any such tax liability to the Sponsor and the Trust’s Shareholders in accordance with their interests in the Trust during the year under audit, but there can be no assurance that it will be able to do so, in which case the current Shareholders would economically bear the burden of the tax even if they were not Shareholders during the year under audit (or if they had a different percentage interest in the Trust that year). If the Trust is required to make payments of taxes, penalties and interest resulting from audit adjustments, the cash available for distribution to the Trust’s Shareholders might be substantially reduced. The changes created by the new partnership audit rules are sweeping and in many respects dependent on the promulgation of future regulations or other guidance by the IRS or the U.S. Treasury Department. Investors in the Shares are urged to consult their tax advisors regarding these changes and their potential impact.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Not applicable.

Item 3. Legal Proceedings.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

On August 9, 2013, the Shares commenced trading on NYSE Arca under the symbol CMDT. For each of the quarters during the fiscal years ended December 31, 2016 and 2015, the high and low sale prices of the Shares as reported for transactions on NYSE Arca were as follows:

	Years Ended December 31,
	2016		2015
	High	Low	High	Low
First Quarter	$33.85	$30.08	$42.51	$39.37
Second Quarter	37.30	32.28	42.46	40.14
Third Quarter	37.13	33.96	40.87	34.51
Fourth Quarter	37.01	34.37	36.37	31.53

Holders

The number of Shareholders of record of the Trust as of December 31, 2016 was approximately 446.

Dividends

The Trust did not declare any cash distributions to Shareholders during the fiscal years ended December 31, 2016 and 2015. The Trust has no obligation to make periodic distributions to Shareholders.

Use of Proceeds from Registered Securities

Not applicable.

Purchase of Equity Securities by the Issuers and Affiliated Purchasers

No redemption of Shares occurred during the quarter ended December 31, 2016.

Item 6. Selected Financial Data.

The following table summarizes the relevant 2016, 2015, 2014 and 2013 financial data for the Trust and should be read in conjunction with the Trust’s financial statements, schedules and notes related thereto which are included in this report. The Trust commenced operations on August 8, 2013.

	Years Ended December 31,
	2016	2015	2014	2013(a)
Interest income	$22,106	$3,819	$6,267	$957
Total gain (loss) on sales of short-term investments and futures contracts	1,255,793	(5,002,875)	(1,971,260)	174,904
Net income (loss)	1,073,448	(4,331,439)	(2,902,004)	127,561
Net income (loss) per Share	3.73	(10.08)	(10.06)	0.98
Net cash flows	(522,610)	2,016,749	(1,239)	51,845
Total assets	21,824,913	4,821,137	15,023,986	12,720,855

(a)	For the period from August 8, 2013 (commencement of operations) to December 31, 2013.

The following table summarizes the relevant quarterly financial data for each of the four quarters of 2016 for the Trust and should be read in conjunction with the Trust’s financial statements, schedules and notes related thereto which are included in this report.

	Three Months Ended (Unaudited)
	March 31,	June 30,	September 30,	December 31,
	2016	2016	2016	2016
Interest income	$2,287	$3,619	$6,076	$10,124
Total gain (loss) on sales of short-term investments and futures contracts	78,484	965,746	(564,713)	776,276
Net income (loss)	114,168	918,801	(329,641)	370,120
Net income (loss) per Share	0.64	3.88	(1.10)	0.86
Net cash flows	3,154,882	(1,659,231)	(2,408,866)	390,605
Total assets	6,521,179	11,006,240	10,623,646	21,824,913

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

During the period beginning August 8, 2013 (commencement of operations) and ending on December 31, 2016 (the Trust’s most recent fiscal year-end), the Trust’s net asset value grew from $5,000,000 at August 8, 2013 to $21,805,981 at December 31, 2016. Outstanding Shares in the Trust grew from 100,000 Shares at August 8, 2013 to 600,000 Shares at December 31, 2016.

As described in Part I above, the Trust seeks to track the results of a fully collateralized investment in futures contracts on an index composed of a diversified group of commodities futures which attempts to minimize contango and maximize backwardation. The Trust seeks to track the investment returns of the Index before payment of the Trust’s expenses and liabilities. The Index is a statistical composite that tracks a diversified group of commodities futures. The Index does not actually hold a portfolio of futures contracts and does not incur the fees and expenses incurred by the Trust. These fees and expenses negatively impact the Trust’s performance relative to that of the Index.

The following graph presents the change in NAV of the Trust and the closing level of the Index for the years ended December 31, 2016, 2015 and 2014:

Results of Operations

The Year Ended December 31, 2016

The Trust’s net asset value increased from $4,816,999 at December 31, 2015 to $21,805,981 at December 31, 2016. The increase in the Trust’s net asset value resulted primarily from a net increase in the number of outstanding Shares, which rose from 150,000 Shares at December 31, 2015 to 600,000 Shares at December 31, 2016, a consequence of 450,000 Shares (9 Baskets) being created and zero Shares being redeemed during the year. The Trust’s net asset value also benefited from a net increase in net assets resulting from operations.

The 13.17% increase in the Trust’s NAV from $32.11 at December 31, 2015 to $36.34 at December 31, 2016 is directly related to the 14.12% increase in the settlement price for the Index Futures. The Trust’s NAV increased slightly less than the settlement price for the Index Futures on a percentage basis due to the Sponsor’s fees and brokerage commissions.

Net increase in net assets resulting from operations for the year ended December 31, 2016 was $1,073,448, resulting from a net realized and unrealized gain of $1,139,231, offset by a net investment loss of $65,783. For the year ended December 31, 2016, the Trust had a net realized and unrealized gain of $1,398 on short‑term investments and a net realized and unrealized gain of $1,137,833 on futures contracts. Other than the Sponsor’s fees of $74,011 and brokerage commissions and fees of $13,878, the Trust had no expenses during the year.

The Year Ended December 31, 2015

The Trust’s net asset value decreased from $14,787,750 at December 31, 2014 to $4,816,999 at December 31, 2015. The decrease in the Trust’s net asset value resulted primarily from a net decrease in the number of outstanding Shares, which fell from 350,000 Shares at December 31, 2014 to 150,000 Shares at December 31, 2015, a consequence of 550,000 Shares (11 Baskets) being created and 750,000 Shares (15 Baskets) being redeemed during the year. The Trust’s net asset value was also affected by a net decrease in net assets resulting from operations.

The 24.00% decline in the Trust’s NAV from $42.25 at December 31, 2014 to $32.11 at December 31, 2015 is directly related to the 23.49% decrease in the settlement price for the Index Futures. The Trust’s NAV decreased slightly more than the settlement price for the Index Futures on a percentage basis due to the Sponsor’s fees and brokerage commissions.

Net decrease in net assets resulting from operations for the year ended December 31, 2015 was $4,331,439, resulting from a net investment loss of $145,027 and a net realized and unrealized loss of $4,186,412. For the year ended December 31, 2015, the Trust had a net realized and unrealized loss of $1,402 on short-term investments and a net realized and unrealized loss of $4,185,010 on futures contracts. Other than the Sponsor’s fees of $126,802 and brokerage commissions and fees of $22,044, the Trust had no expenses during the year.

The Year Ended December 31, 2014

The Trust’s net asset value increased from $12,594,593 at December 31, 2013 to $14,787,750 at December 31, 2014. The increase in the Trust’s net asset value resulted primarily from a net increase in the number of outstanding Shares, which rose from 250,000 Shares at December 31, 2013 to 350,000 Shares at December 31, 2014, a consequence of 100,000 Shares (2 Baskets) being created and zero Shares being redeemed during the year. The Trust’s net asset value was partially offset by a net loss.

The 16.14% decline in the Trust’s NAV from $50.38 at December 31, 2013 to $42.25 at December 31, 2014 is directly related to the 15.25% decrease in the settlement price for the Index Futures. The Trust’s NAV decreased slightly more than the settlement price for the Index Futures on a percentage basis due to the Sponsor’s fees and brokerage commissions.

Net decrease in net assets resulting from operations for the year ended December 31, 2014 was $2,902,004, resulting from a net investment loss of $114,192 and a net realized and unrealized loss of $2,787,812. For the year ended December 31, 2014, the Trust had a net realized and unrealized gain of $654 on short-term investments and a net realized and unrealized loss of $2,788,466 on futures contracts. Other than the Sponsor’s fees of $108,570 and brokerage commissions and fees of $11,889, the Trust had no expenses during the year.

Liquidity and Capital Resources

The Trust’s assets as of December 31, 2016 consist of Index Futures and Collateral Assets used to satisfy applicable margin requirements for those Index Futures positions. The Trust does not anticipate any further need for liquidity, because creations and redemptions of Shares generally occur in kind and ordinary expenses are met by cash on hand. Interest earned on the assets posted as collateral is paid to the Trust and is used to pay the Sponsor’s fees and purchase additional Index Futures and Collateral Assets, or, in the discretion of the Sponsor, distributed to Shareholders. For the year ended December 31, 2016, interest income was $22,106, while the Sponsor’s fees totaled $74,011. For the year ended December 31, 2015, interest income was $3,819, while the Sponsor’s fees totaled $126,802. For the year ended December 31, 2014, interest income was $6,267, while the Sponsor’s fees totaled $108,570. In exchange for a fee based on the net asset value of the Trust, the Sponsor has assumed most of the ordinary expenses incurred by the Trust. In the case of an extraordinary expense and/or insufficient interest income to cover ordinary expenses, however, the Trust could be forced to liquidate its positions in Index Futures and Collateral Assets to pay such expenses. As of December 31, 2016, the market for Index Futures had not developed significant liquidity and the Trust represented substantially all of the long-side open interest in Index Futures. In addition, it is expected that UBS Securities or its accountholders may represent, directly or indirectly, a substantial portion of the short-side interest in such market. The existence of such a limited number of market participants could cause or exacerbate losses to the Trust if the Trust were required to liquidate its Index Futures positions.

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

Credit Risk

When the Trust purchases or holds Index Futures, it is exposed to the credit risk of a default by the CME’s clearing house, which serves as the counterparty to each Index Futures position, and of a default by its Clearing FCM. In the case of such a default, the Trust may be unable to recover amounts due to it on its Index Futures positions and Collateral Assets posted as margin. The Trust is also exposed to credit risk as a result of its ownership of U.S. Treasury bills.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Quantitative Disclosure

The Trust is exposed to commodity price risk through the Trust’s holdings of Index Futures. The following table provides information about the Trust’s futures contract positions, which are sensitive to changes in commodity prices. As of December 31, 2016, the Trust’s open Index Futures long positions were as follows:

Number of contracts	988
Expiration date	March 2017
Weighted-average price per contract	$220.83
Notional amount (fair value)	$21,674,744

The notional amount is calculated using the settlement price for the Index Futures on the CME on December 31, 2016, which was $219.38 per contract, and the $100 multiplier applicable under the contract terms.

The Trust has non-trading market risk at a result of investing in short-term United States Treasury bills and such market risk is expected to be immaterial.

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

Item 8. Financial Statements and Supplementary Data.

The following tables show the Trust’s quarterly financial information for each of the four quarters of 2016 and 2015.

	Three Months Ended (Unaudited)
	March 31, 2016	June 30, 2016	September 30, 2016	December 31, 2016
Investment Income
Interest	$2,287	$3,619	$6,076	$10,124
Total investment income	2,287	3,619	6,076	10,124
Expenses
Sponsor’s fees	10,517	15,213	19,915	28,366
Brokerage commissions and fees	2,158	2,730	2,976	6,014
Total expenses	12,675	17,943	22,891	34,380
Net investment loss	(10,388)	(14,324)	(16,815)	(24,256)
Net Realized and Unrealized Gain (Loss)
Net realized gain (loss) from:
Futures contracts	78,484	965,746	(564,713)	776,276
Net realized gain (loss)	78,484	965,746	(564,713)	776,276
Net change in unrealized appreciation/depreciation on:
Short-term investments	252	472	(842)	1,516
Futures contracts	45,820	(33,093)	252,729	(383,416)
Net change in unrealized appreciation/depreciation	46,072	(32,621)	251,887	(381,900)
Net realized and unrealized gain (loss)	124,556	933,125	(312,826)	394,376
Net increase (decrease) in net assets resulting from operations	$114,168	$918,801	$(329,641)	$370,120
Net increase (decrease) in net assets per Share	$0.64	$3.88	$(1.10)	$0.86

	Three Months Ended (Unaudited)
	March 31, 2015	June 30, 2015	September 30, 2015	December 31, 2015
Investment Income
Interest	$1,087	$1,239	$1,036	$457
Total investment income	1,087	1,239	1,036	457
Expenses
Sponsor’s fees	30,234	50,173	29,129	17,266
Brokerage commissions and fees	7,056	6,753	4,992	3,243
Total expenses	37,290	56,926	34,121	20,509
Net investment loss	(36,203)	(55,687)	(33,085)	(20,052)
Net Realized and Unrealized Gain (Loss)
Net realized gain (loss) from:
Short-term investments	300	26	(105)	(955)
Futures contracts	(1,920,561)	622,054	(2,622,549)	(1,081,094)
Net realized gain (loss)	(1,920,261)	622,080	(2,622,654)	(1,082,049)
Net change in unrealized appreciation/depreciation on:
Short-term investments	(405)	1,128	(807)	(584)
Futures contracts	711,761	283,140	(298,741)	120,971
Net change in unrealized appreciation/depreciation	711,356	284,268	(299,548)	120,387
Net realized and unrealized gain (loss)	(1,208,905)	906,348	(2,922,202)	(961,662)
Net increase (decrease) in net assets resulting from operations	$(1,245,108)	$850,661	$(2,955,287)	$(981,714)
Net increase (decrease) in net assets per Share	$(3.12)	$1.29	$(7.39)	$(3.71)

See Index to Financial Statements on page F-1 for a list of the financial statements being filed herein.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

There have been no changes in accountants and no disagreements with accountants during the year ended December 31, 2016.

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

The principal executive officer and principal financial officer of the Sponsor assessed the effectiveness of the Trust’s internal control over financial reporting as of December 31, 2016. Their assessment included an evaluation of the design of the Trust’s internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. In making its assessment, the Sponsor’s management has utilized the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in its report entitled Internal Control – Integrated Framework (2013). Based on their assessment and those criteria, the principal executive officer and principal financial officer of the Sponsor concluded that the Trust maintained effective internal control over financial reporting as of December 31, 2016.

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

Paul Lohrey is the President and Chief Executive Officer of the Sponsor, Jack Gee is the Chief Financial Officer of the Sponsor. The Sponsor is managed by a Board of Trustees composed of Philip Jensen, Peter Landini, Kimun Lee, Jack Gee and Paul Lohrey.

Paul Lohrey, CFA, 54, became a principal of the Sponsor in April 2014 and has served as its President and Chief Executive Officer since November 2015. Mr. Lohrey joined BlackRock, Inc., a global asset management firm, as a Managing Director, performing supervisory and managerial functions, in June 2010. Prior to joining BlackRock, Inc., Mr. Lohrey served as Chief Investment Officer, Europe, performing supervisory and managerial functions, for The Vanguard Group, an asset management firm, from October 2008 to May 2010. He also held various positions in equity and fixed income portfolio management while at Vanguard from August 1994. Mr. Lohrey earned a Bachelor of Arts in economics from Duke University in 1984 and an MBA in Finance from the University of Chicago in 1986.

Jack Gee, 57, became a principal of the Sponsor in September 2011 and serves as its Chief Financial Officer. Since December 2011, Mr. Gee was a principal of BlackRock Asset Management International Inc., a former commodity pool operator that withdrew its commodity pool operator registration in February 2014, and serves as its Chief Financial Officer, Chief Operating Officer and Director. Mr. Gee served as Director of US Fund Administration of BlackRock Institutional Trust Company N.A., a national banking association, a commodity pool operator and a commodity trading advisor registered with the CFTC, from September 2004 to January 2010. Since January 2010, Mr. Gee has served as Managing Director, performing supervisory and managerial functions, of BlackRock. Prior to joining BlackRock, Mr. Gee served as Chief Financial Officer of Parnassus Investments, an investment adviser registered with the SEC, from March 2004 to September 2004; Chief Financial Officer of Cazenave Partners, an investment adviser registered with the SEC, from October 2003 to March 2004; Controller of Paul Capital Partners, an investment firm focusing on the secondary private equity and healthcare market, from October 2002 to October 2003; Chief Financial Officer of Fremont Investment Advisors, Inc., an investment adviser formerly registered with the SEC, from October 1997 to September 2002. Mr. Gee earned a Bachelor of Science in accounting from the California State University in 1982.

Philip Jensen, 58, became a principal of the Sponsor in September 2009 and is Chairman of the Sponsor’s audit committee. Since June 2001, Mr. Jensen has served as Partner and Chief Financial Officer of Paul Capital Partners, an investment firm focusing on the secondary private equity and healthcare markets. Mr. Jensen received his Bachelor of Science from San Francisco State University and is a certified public accountant.

Peter Landini, 65, became a principal of the Sponsor in September 2009 and is a member of the Sponsor’s audit committee. In January 2003, Mr. Landini joined RBP Investment Advisors, Inc., a financial planning consultancy firm, for which he presently serves as Partner and Wealth Manager. Mr. Landini received his Bachelor of Science in accounting from Santa Clara University and an MBA in Finance from Golden Gate University. Mr. Landini is a certified financial planner and is a member of the Financial Planning Association.

Kimun Lee, 70, became a principal of the Sponsor in September 2009 and is a member of the Sponsor’s audit committee. Mr. Lee is a California-registered investment adviser and has conducted his consulting business under the name Resources Consolidated since January 1980. Since September 2010, Mr. Lee has served as a member of the board of directors of Firsthand Technology Value Fund, Inc., a mutual fund company. Since April 2013, Mr. Lee has served as a member of the board of directors of Firsthand Funds, a mutual fund company. Since April 2014, Mr. Lee has served as a member of the board of trustees of FundX Investment Trust, a mutual fund company. Until January 2005, Mr. Lee also served as a member of the board of directors of Fremont Mutual Funds, Inc., a mutual fund company. Mr. Lee received his Bachelor of Arts from the University of the Pacific and an MBA from University of Nevada, Reno. He also completed the executive education program on corporate governance at Stanford Graduate School of Business.

Item 11. Executive Compensation.

The Trust has no employees, officers or directors. The Trust is managed by the Sponsor and pays the Sponsor the Sponsor’s Fee. For the year ended December 31, 2016, the Trust has incurred a Sponsor’s Fee of $74,011.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Securities Authorized for Issuance under Equity Compensation Plans

Not applicable.

Security Ownership of Certain Beneficial Owners and Management

Not applicable.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

See Item 11 above.

Item 14. Principal Accounting Fees and Services.

Audit and Non-Audit Fees

The table below summarizes the fees for services performed by PricewaterhouseCoopers LLP for the years ended December 31, 2016 and 2015.

	2016	2015
Audit fees	$51,700	$53,800
Audit-related fees(a)	250	250
Tax fees(b)	198,830	183,330
All other fees	—	—
	$250,780	$237,380

(a)	Amount represents certain review of the regulatory filings.
(b)

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

Approval of Independent Registered Public Accounting Firm Services and Fees

The audit committee of the Board of Trustees of the Sponsor approved, prior to the commencement of the engagement, the engagement of and compensation to be paid to PricewaterhouseCoopers LLP as auditors of the Trust.

None of the hours expended on PricewaterhouseCoopers LLP’s engagement to audit the Trust’s financial statements for the year ended December 31, 2016 were attributable to work performed by persons other than the principal accountant’s full-time, permanent employees.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

Financial Statements

See Index to Financial Statements on Page F-1 for a list of the financial statements being filed as part of this report.

Financial Statement Schedules

Schedules may have been omitted since they are either not required, not applicable or the information has otherwise been included.

Exhibits

The following documents are filed herewith or incorporated herein and made a part of this Annual Report:

Exhibit No.	Description
3.1	Restated Certificate of Trust is incorporated by reference to Exhibit 3.1 filed with registrant’s Current Report on Form 8-K on July 7, 2014

4.1	Amended and Restated Trust Agreement is incorporated by reference to Exhibit 4.1 filed with registrant’s Current Report on Form 8-K on July 7, 2014

4.2	Form of Authorized Participant Agreement is incorporated by reference to Exhibit 4.2 filed with registrant’s Post-Effective Amendment No. 1 to Registration Statement No. 333-178376 on April 2, 2014

10.1	Investment Advisory Agreement is incorporated by reference to Exhibit 10.1 filed with registrant’s Pre-Effective Amendment No. 5 to Registration Statement No. 333-178376 on August 2, 2013

10.2	Institutional Futures Customer Agreement is incorporated by reference to Exhibit 10.2 filed with registrant’s Pre-Effective Amendment No. 5 to Registration Statement No. 333-178376 on August 2, 2013

10.3

Form of Service Module for Custodial Services is incorporated by reference to Exhibit 10.3 filed with registrant’s Pre-Effective Amendment No. 3 to Registration Statement No. 333-178376 on July 1, 2013

10.4

Form of Service Module for Fund Administration and Accounting Services is incorporated by reference to Exhibit 10.4 filed with registrant’s Pre-Effective Amendment No. 3 to Registration Statement No. 333-178376 on July 1, 2013

10.5	Form of Master Services Agreement is incorporated by reference to Exhibit 10.5 filed with registrant’s Pre-Effective Amendment No. 3 to Registration Statement No. 333-178376 on July 1, 2013

10.6	Form of Control Agreement is incorporated by reference to Exhibit 10.6 filed with registrant’s Pre-Effective Amendment No. 3 to Registration Statement No. 333-178376 on July 1, 2013

31.1	Certification by Principal Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended

31.2	Certification by Principal Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended

32.1	Certification by Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification by Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

Item 16. Form 10-K Summary.

None.

iShares Commodity Optimized Trust

Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Sponsor, Trustees and Shareholders of

iShares Commodity Optimized Trust:

In our opinion, the accompanying statements of assets and liabilities, including the schedules of investments, and the related statements of operations, of changes in net assets and cash flows present fairly, in all material respects, the financial position of iShares Commodity Optimized Trust (the “Trust”) at December 31, 2016 and 2015, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2016 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Trust’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

San Francisco, California

February 24, 2017

iShares Commodity Optimized Trust

Statements of Assets and Liabilities

At December 31, 2016 and 2015

	December 31,
	2016	2015
Assets
Cash and cash equivalents	$1,544,745	$2,067,355
Cash and cash equivalents held at brokers (restricted)	791,000	225,000
Short-term investments(a)	19,489,168	2,499,782
Receivable for variation margin on open futures contracts (Note 9)	—	29,000
Total Assets	21,824,913	4,821,137

Liabilities
Payable for variation margin on open futures contracts (Note 9)	6,916	—
Sponsor’s fees payable	12,016	4,138
Total Liabilities	18,932	4,138

Commitments and contingent liabilities (Note 7)	—	—

Net Assets	$21,805,981	$4,816,999

Shares issued and outstanding(b)	600,000	150,000
Net asset value per Share (Note 2G)	$36.34	$32.11

(a)	Cost of short-term investments: $19,487,955 and $2,499,967, respectively.
(b)	No par value, unlimited amount authorized.

See notes to financial statements.

iShares Commodity Optimized Trust

Statements of Operations

For the years ended December 31, 2016, 2015 and 2014

	Years Ended December 31,
	2016	2015	2014
Investment Income
Interest	$22,106	$3,819	$6,267
Total investment income	22,106	3,819	6,267

Expenses
Sponsor’s fees	74,011	126,802	108,570
Brokerage commissions and fees	13,878	22,044	11,889
Total expenses	87,889	148,846	120,459
Net investment loss	(65,783)	(145,027)	(114,192)

Net Realized and Unrealized Gain (Loss)
Net realized gain (loss) from:
Short-term investments	—	(734)	171
Futures contracts	1,255,793	(5,002,141)	(1,971,431)
Net realized gain (loss)	1,255,793	(5,002,875)	(1,971,260)
Net change in unrealized appreciation/depreciation on:
Short-term investments	1,398	(668)	483
Futures contracts	(117,960)	817,131	(817,035)
Net change in unrealized appreciation/depreciation	(116,562)	816,463	(816,552)
Net realized and unrealized gain (loss)	1,139,231	(4,186,412)	(2,787,812)

Net increase (decrease) in net assets resulting from operations	$1,073,448	$(4,331,439)	$(2,902,004)

Net increase (decrease) in net assets per Share	$3.73	$(10.08)	$(10.06)

See notes to financial statements.

iShares Commodity Optimized Trust

Statements of Changes in Net Assets

For the years ended December 31, 2016, 2015 and 2014

	Years Ended December 31,
	2016	2015	2014
Net Assets, Beginning of Year	$4,816,999	$14,787,750	$12,594,593

Operations:
Net investment loss	(65,783)	(145,027)	(114,192)
Net realized gain (loss)	1,255,793	(5,002,875)	(1,971,260)
Net change in unrealized appreciation/depreciation	(116,562)	816,463	(816,552)
Net increase (decrease) in net assets resulting from operations	1,073,448	(4,331,439)	(2,902,004)

Capital Share Transactions:
Contributions for Shares issued	15,915,534	22,228,586	5,095,161
Distributions for Shares redeemed	—	(27,867,898)	—
Net increase (decrease) in net assets from capital share transactions	15,915,534	(5,639,312)	5,095,161

Increase (decrease) in net assets	16,988,982	(9,970,751)	2,193,157

Net Assets, End of Year	$21,805,981	$4,816,999	$14,787,750

Shares issued and redeemed
Shares issued	450,000	550,000	100,000
Shares redeemed	—	(750,000)	—
Net increase (decrease) in Shares issued and outstanding	450,000	(200,000)	100,000

See notes to financial statements.

iShares Commodity Optimized Trust

Statements of Cash Flows

For the years ended December 31, 2016, 2015 and 2014

	Years Ended December 31,
	2016	2015	2014
Cash Flows from Operating Activities
Net increase (decrease) in net assets resulting from operations	$1,073,448	$(4,331,439)	$(2,902,004)
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Purchases of short-term investments	(117,866,789)	(100,450,218)	(65,526,042)
Sales/maturities of short-term investments	100,900,000	112,391,232	63,318,593
Accretion of discount	(21,199)	(3,819)	(6,267)
Net realized (gain) loss on short-term investments	—	734	(171)
Net change in unrealized appreciation/depreciation on short-term investments	(1,398)	668	(483)
Change in operating assets and liabilities:
Cash and cash equivalents held at brokers (restricted)	(566,000)	310,000	(90,000)
Receivable for variation margin on open futures contracts	29,000	(29,000)	—
Payable for variation margin on open futures contracts	6,916	(226,379)	107,660
Sponsor’s fees payable	7,878	(5,718)	2,314
Net cash provided by (used in) operating activities	(16,438,144)	7,656,061	(5,096,400)

Cash Flows from Financing Activities
Contributions for Shares issued	15,915,534	22,228,586	5,095,161
Distributions for Shares redeemed	—	(27,867,898)	—
Net cash provided by (used in) financing activities	15,915,534	(5,639,312)	5,095,161
Net increase (decrease) in cash and cash equivalents	(522,610)	2,016,749	(1,239)

Cash and Cash Equivalents
Beginning of year	2,067,355	50,606	51,845
End of year	$1,544,745	$2,067,355	$50,606

See notes to financial statements.

iShares Commodity Optimized Trust

Schedules of Investments

At December 31, 2016 and 2015

December 31, 2016

Security Description	Face Amount	Fair Value
United States Treasury bills(a):
0.37% – 0.48% due 01/12/17	$6,500,000	$6,499,350
0.42% due 02/09/17	7,000,000	6,996,780
0.51% due 03/23/17	2,000,000	1,997,806
0.56% due 03/30/17	4,000,000	3,995,232
Total United States Treasury bills (Cost: $19,487,955)		19,489,168

Total Investments – 89.38%		19,489,168
Other Assets, Less Liabilities – 10.62%		2,316,813
Net Assets – 100.00%		$21,805,981

(a)	Rates shown are discount rates paid at the time of purchase.

As of December 31, 2016, the open Bloomberg Roll Select CI futures contracts were as follows:

Number of Contracts	Expiration Date	Current Notional Amount	Net Unrealized Appreciation (Depreciation)
988	March 2017	$21,674,744	$(142,880)

December 31, 2015

Security Description	Face Amount	Fair Value
United States Treasury bills(a):
0.02% due 01/28/16	$2,500,000	$2,499,782
Total United States Treasury bills (Cost: $2,499,967)		2,499,782

Total Investments – 51.90%		2,499,782
Other Assets, Less Liabilities – 48.10%		2,317,217
Net Assets – 100.00%		$4,816,999

(a)	Rate shown is discount rate paid at the time of purchase.

As of December 31, 2015, the open Bloomberg Roll Select CI futures contracts were as follows:

Number of Contracts	Expiration Date	Current Notional Amount	Net Unrealized Appreciation (Depreciation)
250	March 2016	$4,806,000	$(24,920)

See notes to financial statements.

iShares Commodity Optimized Trust

Notes to Financial Statements

December 31, 2016

1 - Organization

The iShares Commodity Optimized Trust (the “Trust”) is a Delaware statutory trust that was organized under the laws of the State of Delaware on December 7, 2011 and commenced operations on August 8, 2013. iShares Delaware Trust Sponsor LLC, a Delaware limited liability company, is the sponsor of the Trust (the “Sponsor”). The sole member and manager of the Sponsor is BlackRock Asset Management International Inc., a Delaware corporation. BlackRock Institutional Trust Company, N.A. is the trustee of the Trust (the “Trustee”). The Trust is governed by the Amended and Restated Trust Agreement, dated as of July 1, 2014 (the “Trust Agreement”), among the Sponsor, the Trustee and Wilmington Trust, National Association (the “Delaware Trustee”). The Trust issues units of beneficial interest (“Shares”) representing fractional undivided beneficial interests in its net assets. The Trust holds long positions in exchange-traded index futures contracts of various expirations, or “Index Futures” on the Bloomberg Roll Select Commodity Index (the “Bloomberg Roll Select CI”). In order to collateralize its Index Futures positions and to reflect the U.S. Treasury component of the Bloomberg Roll Select Commodity Total Return Index (the “Index”), the Trust also holds “Collateral Assets,” which consist of cash, U.S. Treasury securities or other short-term securities and similar securities that are eligible as margin deposits for those Index Futures positions. The Index Futures held by the Trust are listed on the Chicago Mercantile Exchange (the “CME”).

The Trust seeks to track the results of a fully collateralized investment in futures contracts on an index composed of a diversified group of commodities futures which attempts to minimize contango and maximize backwardation. The Trust seeks to track the investment returns of the Index before payment of the Trust’s expenses and liabilities.

The Trust is a commodity pool, as defined in the Commodity Exchange Act (the “CEA”) and the applicable regulations of the Commodity Futures Trading Commission (the “CFTC”), and is operated by the Sponsor, a commodity pool operator registered with the CFTC. The Sponsor is an indirect subsidiary of BlackRock, Inc. (“Blackrock”). BlackRock Fund Advisors (the “Advisor”), an indirect subsidiary of BlackRock, serves as the commodity trading advisor of the Trust and is registered with the CFTC.

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

Certain statements, comparative figures and captions in the financial statements for the prior year have been changed to conform to the current financial statement presentation.

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

As of December 31, 2016 and 2015, the Trust had cash and cash equivalents held at brokers of $791,000 and $225,000, respectively, which were posted as margin for the Trust’s Index Futures positions.

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

The Sponsor has reviewed the tax positions as of December 31, 2016, inclusive of the open tax return years, and has determined that no provision for income tax is required in the Trust’s financial statements.

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

3 - Offering of the Shares

Shares are issued and redeemed continuously in one or more blocks of 50,000 Shares (the “Baskets”) in exchange for Index Futures and cash (or, in the discretion of the Sponsor, other Collateral Assets in lieu of cash). Only registered broker-dealers who have entered into an authorized participant agreement with the Trust (each, an “Authorized Participant”) may purchase or redeem Baskets. Individual investors that are not Authorized Participants cannot purchase or redeem Shares in direct transactions with the Trust. Authorized Participants may redeem their Shares (as well as Shares on behalf of other investors) at any time before 2:40 p.m. (New York time) on any business day in one or more Baskets. Redemptions of Shares in exchange for baskets of Index Futures and cash (or, in the discretion of the Sponsor, other Collateral Assets in lieu of cash) are treated as sales for financial statement purposes.

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

8 - Financial Highlights

The following financial highlights relate to investment performance and operations for a Share outstanding for the years ended December 31, 2016, 2015 and 2014.

	December 31,
	2016	2015	2014

Net asset value per Share, beginning of year	$32.11	$42.25	$50.38

Net investment loss(a)	(0.23)	(0.34)	(0.40)
Net realized and unrealized gain (loss)(b)	4.46	(9.80)	(7.73)
Net increase (decrease) in net assets from operations	4.23	(10.14)	(8.13)
Net asset value per Share, end of year	$36.34	$32.11	$42.25

Total return, at net asset value(c)	13.17%	(24.00)%	(16.14)%

Ratio to average net assets:
Net investment loss	(0.66)%	(0.86)%	(0.79)%
Expenses	0.89%	0.88%	0.83%

(a)	Based on average Shares outstanding during the period.
(b)

The amounts reported for a Share outstanding may not accord with the change in aggregate gains and losses on investments for the period due to the timing of Trust Share transactions in relation to the fluctuating fair values of the Trust’s underlying investments.

(c)	Based on the change in net asset value of a Share during the period.

9 - Investing in Index Futures

Substantially all of the Trust’s assets are invested in Index Futures. The Index Futures’ settlement value at expiration is based on the value of Bloomberg Roll Select CI at that time. Therefore, the value of the Trust will fluctuate based upon the value of the Bloomberg Roll Select CI, and the prices of futures contracts and commodities underlying the Bloomberg Roll Select CI. The commodities markets have historically been extremely volatile. For the years ended December 31, 2016 and 2015, the average month-end notional amounts of open Index Futures were $10,006,087 and $15,463,265, respectively.

The following table shows the variation margin on open futures contracts, by risk exposure category, on the statements of assets and liabilities as of December 31, 2016 and 2015:

	Asset Derivatives	Fair Value	Liability Derivatives	Fair Value
December 31, 2016
Commodity contracts	Receivable for variation margin on open futures contracts	$—	Payable for variation margin on open futures contracts	$6,916

December 31, 2015
Commodity contracts	Receivable for variation margin on open futures contracts	$29,000	Payable for variation margin on open futures contracts	$—

The following table shows the effect of the futures contracts, by risk exposure category, on the statements of operations for the years ended December 31, 2016, 2015 and 2014:

	Statement of Operations Location	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation/Depreciation
December 31, 2016
Commodity contracts	Net realized gain (loss) from futures contracts	$1,255,793	$—
	Net change in unrealized appreciation/depreciation on futures contracts	—	(117,960)

December 31, 2015
Commodity contracts	Net realized gain (loss) from futures contracts	$(5,002,141)	$—
	Net change in unrealized appreciation/depreciation on futures contracts	—	817,131

December 31, 2014
Commodity contracts	Net realized gain (loss) from futures contracts	$(1,971,431)	$—
	Net change in unrealized appreciation/depreciation on futures contracts	—	(817,035)

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

The following table summarizes the value of each of the Trust’s investments by the fair value hierarchy levels as of December 31, 2016 and 2015:

	Level 1	Level 2	Level 3	Total
December 31, 2016
Futures contracts(a)	$(142,880)	$—	$—	$(142,880)
U.S. Treasury bills	—	19,489,168	—	19,489,168

December 31, 2015
Futures contracts(a)	$(24,920)	$—	$—	$(24,920)
U.S. Treasury bills	—	2,499,782	—	2,499,782

(a)	Shown at the unrealized appreciation (depreciation) on the contracts.

11 - Recent Accounting Standard

In November 2016, the FASB issued Accounting Standards Update, Statement of Cash Flows (Topic 230): Restricted Cash, which will require entities to include the total of cash, cash equivalents, restricted cash and restricted cash equivalents in the beginning and ending cash balances in the statement of cash flows. The guidance will be applied retrospectively and is effective for fiscal years beginning after December 15, 2017 and interim periods within those years. Management is evaluating the impact, if any, of this guidance on the Trust’s presentation in the statement of cash flows.

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

Sponsor of the iShares Commodity Optimized Trust (registrant)

/s/ Paul Lohrey

Paul Lohrey

Director, President and Chief Executive Officer

(Principal executive officer)

Date:	February 24, 2017

/s/ Jack Gee

Jack Gee

Director and Chief Financial Officer

(Principal financial and accounting officer)

Date:	February 24, 2017

/s/ Philip Jensen

Philip Jensen

Director

Date:	February 24, 2017

/s/ Peter Landini

Peter Landini

Director

Date:	February 24, 2017

/s/ Kimun Lee

Kimun Lee

Director

Date:	February 24, 2017

*	The registrant is a trust and the persons are signing in their respective capacities as officers or directors of iShares Delaware Trust Sponsor LLC, the Sponsor of the registrant.