Form 10-Q
period 2017-03-31
iSHARES COMMODITY OPTIMIZED TRUST
filed 2017-05-05
CIK 1535365

UNITED STATES

 SECURITIES AND EXCHANGE COMMISSION

 Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☐

(Do not check if a smaller reporting company)

Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

iShares Commodity Optimized Trust

Statements of Assets and Liabilities (Unaudited)

At March 31, 2017 and December 31, 2016

	March 31,	December 31,
	2017	2016
Assets
Cash and cash equivalents	$1,054,417	$1,544,745
Cash and cash equivalents held at brokers (restricted)	541,000	791,000
Short-term investments(a)	21,769,101	19,489,168
Receivable for variation margin on open futures contracts (Note 9)	13,910	—
Total Assets	23,378,428	21,824,913

Liabilities
Payable for variation margin on open futures contracts (Note 9)	—	6,916
Sponsor’s fees payable	14,891	12,016
Total Liabilities	14,891	18,932

Commitments and contingent liabilities (Note 7)	—	—

Net Assets	$23,363,537	$21,805,981

Shares issued and outstanding(b)	650,000	600,000
Net asset value per Share (Note 2G)	$35.94	$36.34

(a)	Cost of short-term investments: $21,767,173 and $19,487,955, respectively.
(b)	No par value, unlimited amount authorized.

See notes to financial statements.

iShares Commodity Optimized Trust

Statements of Operations (Unaudited)

For the three months ended March 31, 2017 and 2016

	Three Months Ended
	March 31,
	2017	2016
Investment Income
Interest	$28,798	$2,287
Total investment income	28,798	2,287

Expenses
Sponsor’s fees	44,155	10,517
Brokerage commissions and fees	7,490	2,158
Total expenses	51,645	12,675
Net investment loss	(22,847)	(10,388)

Net Realized and Unrealized Gain (Loss)
Net realized gain (loss) from:
Short-term investments	73	—
Futures contracts	(180,738)	78,484
Net realized gain (loss)	(180,665)	78,484
Net change in unrealized appreciation/depreciation on:
Short-term investments	715	252
Futures contracts	(62,132)	45,820
Net change in unrealized appreciation/depreciation	(61,417)	46,072
Net realized and unrealized gain (loss)	(242,082)	124,556

Net increase (decrease) in net assets resulting from operations	$(264,929)	$114,168

Net increase (decrease) in net assets per Share	$(0.41)	$0.64

See notes to financial statements.

iShares Commodity Optimized Trust
Statements of Changes in Net Assets (Unaudited)
For the three months ended March 31, 2017 and the year ended December 31, 2016

	Three Months Ended March 31, 2017	Year Ended December 31, 2016
Net Assets, Beginning of Period	$21,805,981	$4,816,999

Operations:
Net investment loss	(22,847)	(65,783)
Net realized gain (loss)	(180,665)	1,255,793
Net change in unrealized appreciation/depreciation	(61,417)	(116,562)
Net increase (decrease) in net assets resulting from operations	(264,929)	1,073,448

Capital Share Transactions:
Contributions for Shares issued	3,696,258	15,915,534
Distributions for Shares redeemed	(1,873,773)	—
Net increase in net assets from capital share transactions	1,822,485	15,915,534

Increase in net assets	1,557,556	16,988,982

Net Assets, End of Period	$23,363,537	$21,805,981

Shares issued and redeemed
Shares issued	100,000	450,000
Shares redeemed	(50,000)	—
Net increase in Shares issued and outstanding	50,000	450,000

See notes to financial statements.

iShares Commodity Optimized Trust
Statements of Cash Flows (Unaudited)
For the three months ended March 31, 2017 and 2016

	Three Months Ended March 31,
	2017	2016
Cash Flows from Operating Activities
Net increase (decrease) in net assets resulting from operations	$(264,929)	$114,168
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Purchases of short-term investments	(56,550,325)	(31,797,621)
Sales/maturities of short-term investments	54,299,379	33,300,000
Accretion of discount	(28,199)	(2,287)
Net realized (gain) loss on short-term investments	(73)	—
Net change in unrealized appreciation/depreciation on short-term investments	(715)	(252)
Change in operating assets and liabilities:
Cash and cash equivalents held at brokers (restricted)	250,000	(74,000)
Receivable for variation margin on open futures contracts	(13,910)	29,000
Payable for variation margin on open futures contracts	(6,916)	13,612
Sponsor’s fees payable	2,875	4
Net cash provided by (used in) operating activities	(2,312,813)	1,582,624

Cash Flows from Financing Activities
Contributions for Shares issued	3,696,258	1,572,258
Distributions for Shares redeemed	(1,873,773)	—
Net cash provided by (used in) financing activities	1,822,485	1,572,258
Net increase (decrease) in cash and cash equivalents	(490,328)	3,154,882

Cash and Cash Equivalents
Beginning of period	1,544,745	2,067,355
End of period	$1,054,417	$5,222,237

See notes to financial statements.

iShares Commodity Optimized Trust

Schedules of Investments (Unaudited)

At March 31, 2017 and December 31, 2016

March 31, 2017

Security Description	Face Amount	Fair Value
U.S. Treasury bills(a):
0.75% due 4/20/17	$6,000,000	$5,997,936
0.78% due 6/29/17	15,800,000	15,771,165
Total U.S. Treasury bills (Cost: $21,767,173)		21,769,101

Total Investments – 93.18%		21,769,101
Other Assets, Less Liabilities – 6.82%		1,594,436
Net Assets – 100.00%		$23,363,537

(a)	Rates shown are discount rates paid at the time of purchase.

As of March 31, 2017, the open Bloomberg Roll Select CI futures contracts were as follows:

Number of Contracts	Expiration Date	Current Notional Amount	Net Unrealized Appreciation (Depreciation)
1,070	June 2017	$23,251,100	$(205,012)

December 31, 2016

Security Description	Face Amount	Fair Value
U.S. Treasury bills(a):
0.37% – 0.48% due 01/12/17	$6,500,000	$6,499,350
0.42% due 02/09/17	7,000,000	6,996,780
0.51% due 03/23/17	2,000,000	1,997,806
0.56% due 03/30/17	4,000,000	3,995,232
Total U.S. Treasury bills (Cost: $19,487,955)		19,489,168

Total Investments – 89.38%		19,489,168
Other Assets, Less Liabilities – 10.62%		2,316,813
Net Assets – 100.00%		$21,805,981

(a)	Rates shown are discount rates paid at the time of purchase.

As of December 31, 2016, the open Bloomberg Roll Select CI futures contracts were as follows:

Number of Contracts	Expiration Date	Current Notional Amount	Net Unrealized Appreciation (Depreciation)
988	March 2017	$21,674,744	$(142,880)

See notes to financial statements.

iShares Commodity Optimized Trust

Notes to Financial Statements (Unaudited)

March 31, 2017

1 - Organization

The iShares Commodity Optimized Trust (the “Trust”) is a Delaware statutory trust that was organized under the laws of the State of Delaware on December 7, 2011 and commenced operations on August 8, 2013. iShares Delaware Trust Sponsor LLC, a Delaware limited liability company, is the sponsor of the Trust (the “Sponsor”). The sole member and manager of the Sponsor is BlackRock Asset Management International Inc., a Delaware corporation. BlackRock Institutional Trust Company, N.A. is the trustee of the Trust (the “Trustee”). The Trust is governed by the Amended and Restated Trust Agreement, dated as of July 1, 2014 (the “Trust Agreement”), among the Sponsor, the Trustee and Wilmington Trust, National Association (the “Delaware Trustee”). The Trust issues units of beneficial interest (“Shares”) representing fractional undivided beneficial interests in its net assets. The Trust holds long positions in exchange-traded index futures contracts of various expirations, or “Index Futures” on the Bloomberg Roll Select Commodity Index (the “Bloomberg Roll Select CI”). In order to collateralize its Index Futures positions and to reflect the U.S. Treasury component of the Bloomberg Roll Select Commodity Total Return Index (the “Index”), the Trust also holds “Collateral Assets,” which consist of cash, U.S. Treasury securities or other short‑term securities and similar securities that are eligible as margin deposits for those Index Futures positions. The Index Futures held by the Trust are listed on the Chicago Mercantile Exchange (the “CME”).

The Trust seeks to track the results of a fully collateralized investment in futures contracts on an index composed of a diversified group of commodities futures, which attempts to minimize contango and maximize backwardation. The Trust seeks to track the investment returns of the Index before payment of the Trust’s expenses and liabilities.

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

The accompanying unaudited financial statements were prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions for Form 10-Q and the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”). In the opinion of management, all material adjustments, consisting only of normal recurring adjustments considered necessary for a fair statement of the interim period financial statements have been made. Interim period results are not necessarily indicative of results for a full-year period. These financial statements and the notes thereto should be read in conjunction with the Trust’s financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2016, as filed with the SEC on February 24, 2017.

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

As of March 31, 2017 and December 31, 2016, the Trust had cash and cash equivalents held at brokers of $541,000 and $791,000, respectively, which were posted as margin for the Trust’s Index Futures positions.

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

The Sponsor has reviewed the tax positions as of March 31, 2017, inclusive of the open tax return years, and has determined that no provision for income tax is required in the Trust’s financial statements.

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

8 - Financial Highlights

The following financial highlights relate to investment performance and operations for a Share outstanding for the three months ended March 31, 2017 and 2016.

	Three Months Ended
	March 31,
	2017	2016
Net asset value per Share, beginning of period	$36.34	$32.11

Net investment loss(a)	(0.03)	(0.06)
Net realized and unrealized gain (loss)(b)	(0.37)	0.47
Net increase (decrease) in net assets from operations	(0.40)	0.41
Net asset value per Share, end of period	$35.94	$32.52

Total return, at net asset value(c)(d)	(1.10)%	1.28%

Ratio to average net assets:
Net investment loss(e)	(0.39)%	(0.74)%
Expenses(e)	0.88%	0.90%

(a)	Based on average Shares outstanding during the period.
(b)	The amounts reported for a Share outstanding may not accord with the change in aggregate gains and losses on investments for the period due to the timing of Trust Share transactions in relation to the fluctuating fair values of the Trust’s underlying investments.
(c)	Based on the change in net asset value of a Share during the period.
(d)	Percentage is not annualized.
(e)	Percentage is annualized.

9 - Investing in Index Futures

Substantially all of the Trust’s assets are invested in Index Futures. The Index Futures’ settlement value at expiration is based on the value of the Bloomberg Roll Select CI at that time. Therefore, the value of the Trust will fluctuate based upon the value of the Bloomberg Roll Select CI, and the prices of futures contracts and commodities underlying the Bloomberg Roll Select CI. The commodities markets have historically been extremely volatile. For the three months ended March 31, 2017 and the year ended December 31, 2016, the average month-end notional amounts of open Index Futures were $23,574,140 and $10,006,087, respectively.

The following table shows the variation margin on open futures contracts, by risk exposure category, on the statements of assets and liabilities as of March 31, 2017 and December 31, 2016:

	Asset Derivatives	Fair Value	Liability Derivatives	Fair Value
March 31, 2017
Commodity contracts	Receivable for variation margin on open futures contracts	$13,910	Payable for variation margin on open futures contracts	$—

December 31, 2016
Commodity contracts	Receivable for variation margin on open futures contracts	$—	Payable for variation margin on open futures contracts	$6,916

The following table shows the effect of the open futures contracts, by risk exposure category, on the statements of operations for the three months ended March 31, 2017 and 2016:

	Statements of Operations Location	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation/Depreciation
Three Months Ended March 31, 2017
Commodity contracts	Net realized gain (loss) from futures contracts	$(180,738)	$—
	Net change in unrealized appreciation/depreciation on futures contracts	—	(62,132)

Three Months Ended March 31, 2016
Commodity contracts	Net realized gain (loss) from futures contracts	$78,484	$—
	Net change in unrealized appreciation/depreciation on futures contracts	—	45,820

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

The following table summarizes the value of each of the Trust’s investments by the fair value hierarchy levels as of March 31, 2017 and December 31, 2016:

	Level 1	Level 2	Level 3	Total
March 31, 2017
Futures contracts(a)	$(205,012)	$—	$—	$(205,012)
U.S. Treasury bills	—	21,769,101	—	21,769,101

December 31, 2016
Futures contracts(a)	$(142,880)	$—	$—	$(142,880)
U.S. Treasury bills	—	19,489,168	—	19,489,168

(a)	Shown at the unrealized appreciation (depreciation) on the contracts.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This information should be read in conjunction with the financial statements and notes to financial statements included in Item 1 of Part I of this Form 10‑Q. The discussion and analysis that follows may contain statements that relate to future events or future performance. In some cases, such forward‑looking statements can be identified by terminology such as “may,” “should,” “could,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential” or the negative of these terms or other comparable terminology. None of the Trust, the Sponsor, the Advisor, the Trustee or the Delaware Trustee assumes responsibility for the accuracy or completeness of any forward-looking statements. Except as required by applicable disclosure laws, none of the Trust, the Sponsor, the Advisor, the Trustee or the Delaware Trustee is under a duty to update any of the forward-looking statements to conform such statements to actual results or to a change in expectations or predictions.

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

Shares of the Trust trade on NYSE Arca, Inc. (“NYSE Arca”) under the symbol CMDT.

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

Once the net asset value of the Trust has been calculated, the Trustee determines the NAV by dividing the net asset value of the Trust by the number of Shares outstanding at the time the calculation is made. Any changes to the NAV that may result from creation and redemption activity are not reflected in the NAV calculations for purposes of the Trust’s operations until the Business Day following the Business Day on which they occur, but are reflected in the Trust’s financial statements as of such first Business Day. Creation and redemption orders received after 2:40 p.m. (New York time) are not deemed to be received, and the related creation or redemption will not be deemed to occur, until the following Business Day. Subject to the approval of the Trustee, Baskets may be created solely for cash, but the related creation orders will be deemed received as of the following Business Day unless received by 10:00 a.m. (New York time). Orders are expected to settle by 11:00 a.m. (New York time) on the Business Day following the Business Day on which such orders are deemed to be received.

Results of Operations

The Quarter Ended March 31, 2017

The Trust’s net asset value increased from $21,805,981 at December 31, 2016 to $23,363,537 at March 31, 2017. The increase in the Trust’s net asset value resulted primarily from a net increase in the number of outstanding Shares, which rose from 600,000 Shares at December 31, 2016 to 650,000 Shares at March 31, 2017, a consequence of 100,000 Shares (2 Baskets) being created and 50,000 Shares (1 Basket) being redeemed during the quarter. The increase in the Trust’s net asset value was partially offset by a net decrease in net assets resulting from operations.

The 1.10% decline in the Trust’s NAV from $36.34 at December 31, 2016 to $35.94 at March 31, 2017 is directly related to the 0.95% decrease in the settlement price for the Index Futures. The Trust’s NAV decreased slightly more than the settlement price for the Index Futures on a percentage basis due to the Sponsor’s fees and brokerage commissions.

Net decrease in net assets resulting from operations for the quarter ended March 31, 2017 was $264,929, resulting from a net investment loss of $22,847 and a net realized and unrealized loss of $242,082. For the quarter ended March 31, 2017, the Trust had a net realized and unrealized gain of $788 on short‑term investments and a net realized and unrealized loss of $242,870 on futures contracts. Other than the Sponsor’s fees of $44,155 and brokerage commissions and fees of $7,490, the Trust had no expenses during the quarter.

Liquidity and Capital Resources

The Trust’s assets as of March 31, 2017 consist of Index Futures and Collateral Assets used to satisfy applicable margin requirements for those Index Futures positions. The Trust does not anticipate any further need for liquidity, because creations and redemptions of Shares generally occur in-kind and ordinary expenses are met by cash on hand. Interest earned on the assets posted as collateral is paid to the Trust and is used to pay the Sponsor’s fees and purchase additional Index Futures and Collateral Assets, or, in the discretion of the Sponsor, distributed to Shareholders. In exchange for a fee based on the net asset value of the Trust, the Sponsor has assumed most of the ordinary expenses incurred by the Trust. In the case of an extraordinary expense and/or insufficient interest income to cover ordinary expenses, however, the Trust could be forced to liquidate its positions in Index Futures and Collateral Assets to pay such expenses. As of March 31, 2017, the market for Index Futures had not developed significant liquidity and the Trust represented substantially all of the long-side open interest in Index Futures. In addition, it is expected that UBS Securities LLC or its accountholders may represent, directly or indirectly, a substantial portion of the short-side interest in such market. The existence of such a limited number of market participants could cause or exacerbate losses to the Trust if the Trust were required to liquidate its Index Futures positions.

The Sponsor is unaware of any other trends, demands, conditions or events that are reasonably likely to result in material changes to the Trust’s liquidity needs.

Because the Trust trades Index Futures, its capital is at risk due to changes in the value of the Index Futures or other assets (market risk) or the inability of counterparties to perform (credit risk).

Market Risk

The Trust holds Index Futures positions and Collateral Assets to satisfy applicable margin requirements on those Index Futures positions. Because of this limited diversification of the Trust’s assets, fluctuations in the value of the Index Futures are expected to directly affect the value of the Shares. The value of the Index Futures is expected to track generally the Bloomberg Roll Select CI, although this correlation may not be exact. The Bloomberg Roll Select CI, in turn, reflects the value of a diversified group of commodities while also seeking to minimize the effect of contango and maximize the effect of backwardation in connection with periodically switching or “rolling” into new futures contracts. The Trust’s exposure to market risk will be influenced by a number of factors, including the lack of liquidity of the Index Futures market and activities of other market participants.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Quantitative Disclosure

The Trust is exposed to commodity price risk through the Trust’s holdings of Index Futures. The following table provides information about the Trust’s futures contract positions, which are sensitive to changes in commodity prices. As of March 31, 2017, the Trust’s open Index Futures positions (long) were as follows:

Number of contracts:	1,070
Expiration date:	June 2017
Weighted-average price per contract:	$219.22
Notional amount (fair value):	$23,251,100

The notional amount is calculated using the settlement price for the Index Futures on the CME on March 31, 2017, which was $217.30 per contract, and the $100 multiplier applicable under the contract terms.

The Trust has non-trading market risk as a result of investing in short-term U.S. Treasury bills and such market risk is expected to be immaterial.

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

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

There have been no material changes to the Risk Factors last reported under Part I, Item 1A of the registrant’s Annual Report on Form 10-K for the year ended December 31, 2016, filed with the Securities and Exchange Commission on February 24, 2017.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

a) None.

b) Not applicable.

c) 50,000 Shares (1 Basket) were redeemed during the quarter ended March 31, 2017.

	Total Number of Shares	Average Price
Period	Redeemed	Per Share
01/01/17 to 01/31/17	—	$—
02/01/17 to 02/28/17	50,000	37.48
03/01/17 to 03/31/17	—	—
Total	50,000	$37.48

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

Sponsor of the iShares Commodity Optimized Trust (registrant)

/s/ Paul Lohrey

Paul Lohrey

Director, President and Chief Executive Officer

(Principal executive officer)

Date:	May 5, 2017

/s/ Jack Gee

Jack Gee

Director and Chief Financial Officer

(Principal financial and accounting officer)

Date:	May 5, 2017

*	The registrant is a trust and the persons are signing in their respective capacities as officers of iShares Delaware Trust Sponsor LLC, the Sponsor of the registrant.