Form 10-Q
period 2017-06-30
iSHARES COMMODITY OPTIMIZED TRUST
filed 2017-08-08
CIK 1535365

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2017

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☐	Emerging growth company ☒
(Do not check if a smaller reporting company)

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No  ☒

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

iShares Commodity Optimized Trust

Statements of Assets and Liabilities (Unaudited)

At June 30, 2017 and December 31, 2016

	June 30,	December 31,
	2017	2016
Assets
Cash and cash equivalents	$2,829,667	$1,544,745
Cash and cash equivalents held at brokers (restricted)	541,000	791,000
Short-term investments(a)	18,989,607	19,489,168
Receivable for variation margin on open futures contracts (Note 9)	344,540	—
Total Assets	22,704,814	21,824,913

Liabilities
Payable for variation margin on open futures contracts (Note 9)	—	6,916
Sponsor’s fees payable	13,774	12,016
Total Liabilities	13,774	18,932

Commitments and contingent liabilities (Note 7)	—	—

Net Assets	$22,691,040	$21,805,981

Shares issued and outstanding(b)	650,000	600,000
Net asset value per Share (Note 2G)	$34.91	$36.34

(a)	Cost of short-term investments: $18,988,062 and $19,487,955, respectively.
(b)	No par value, unlimited amount authorized.

See notes to financial statements.

iShares Commodity Optimized Trust

Statements of Operations (Unaudited)

For the three and six months ended June 30, 2017 and 2016

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Investment Income
Interest	$41,568	$3,619	$70,366	$5,906
Total investment income	41,568	3,619	70,366	5,906

Expenses
Sponsor’s fees	42,792	15,213	86,947	25,730
Brokerage commissions and fees	7,490	2,730	14,980	4,888
Total expenses	50,282	17,943	101,927	30,618
Net investment loss	(8,714)	(14,324)	(31,561)	(24,712)

Net Realized and Unrealized Gain (Loss)
Net realized gain (loss) from:
Short-term investments	—	—	73	—
Futures contracts	(918,167)	965,746	(1,098,905)	1,044,230
Net realized gain (loss)	(918,167)	965,746	(1,098,832)	1,044,230
Net change in unrealized appreciation/depreciation on:
Short-term investments	(383)	472	332	724
Futures contracts	254,767	(33,093)	192,635	12,727
Net change in unrealized appreciation/depreciation	254,384	(32,621)	192,967	13,451
Net realized and unrealized gain (loss)	(663,783)	933,125	(905,865)	1,057,681

Net increase (decrease) in net assets resulting from operations	$(672,497)	$918,801	$(937,426)	$1,032,969

Net increase (decrease) in net assets per Share	$(1.03)	$3.88	$(1.44)	$4.97

See notes to financial statements.

iShares Commodity Optimized Trust

Statements of Changes in Net Assets (Unaudited)

For the six months ended June 30, 2017 and the year ended December 31, 2016

	Six Months Ended June 30, 2017	Year Ended December 31, 2016
Net Assets, Beginning of Period	$21,805,981	$4,816,999

Operations:
Net investment loss	(31,561)	(65,783)
Net realized gain (loss)	(1,098,832)	1,255,793
Net change in unrealized appreciation/depreciation	192,967	(116,562)
Net increase (decrease) in net assets resulting from operations	(937,426)	1,073,448

Capital Share Transactions:
Contributions for Shares issued	3,696,258	15,915,534
Distributions for Shares redeemed	(1,873,773)	—
Net increase in net assets from capital share transactions	1,822,485	15,915,534

Increase in net assets	885,059	16,988,982

Net Assets, End of Period	$22,691,040	$21,805,981

Shares issued and redeemed
Shares issued	100,000	450,000
Shares redeemed	(50,000)	—
Net increase in Shares issued and outstanding	50,000	450,000

See notes to financial statements.

iShares Commodity Optimized Trust

Statements of Cash Flows (Unaudited)

For the six months ended June 30, 2017 and 2016

	Six Months Ended June 30,
	2017	2016
Cash Flows from Operating Activities
Net increase (decrease) in net assets resulting from operations	$(937,426)	$1,032,969
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Purchases of short-term investments	(80,530,187)	(71,890,039)
Sales/maturities of short-term investments	81,099,379	67,400,000
Accretion of discount	(69,226)	(5,689)
Net realized (gain) loss on short-term investments	(73)	—
Net change in unrealized appreciation/depreciation on short-term investments	(332)	(724)
Change in operating assets and liabilities:
Cash and cash equivalents held at brokers (restricted)	250,000	(222,000)
Receivable for variation margin on open futures contracts	(344,540)	29,000
Payable for variation margin on open futures contracts	(6,916)	53,568
Sponsor’s fees payable	1,758	1,668
Net cash provided by (used in) operating activities	(537,563)	(3,601,247)

Cash Flows from Financing Activities
Contributions for Shares issued	3,696,258	5,096,898
Distributions for Shares redeemed	(1,873,773)	—
Net cash provided by (used in) financing activities	1,822,485	5,096,898
Net increase in cash and cash equivalents	1,284,922	1,495,651

Cash and Cash Equivalents
Beginning of period	1,544,745	2,067,355
End of period	$2,829,667	$3,563,006

See notes to financial statements.

iShares Commodity Optimized Trust

Schedules of Investments (Unaudited)

At June 30, 2017 and December 31, 2016

June 30, 2017

Security Description	Face Amount	Fair Value
U.S. Treasury bills(a):
0.87% due 07/27/17	$19,000,000	$18,989,607
Total U.S. Treasury bills (Cost: $18,988,062)		18,989,607

Total Investments – 83.69%		18,989,607
Other Assets, Less Liabilities – 16.31%		3,701,433
Net Assets – 100.00%		$22,691,040

(a)	Rate shown is discount rate paid at the time of purchase.

As of June 30, 2017, the open Bloomberg Roll Select CI futures contracts were as follows:

Number of Contracts	Expiration Date	Current Notional Amount	Net Unrealized Appreciation (Depreciation)
1,070	September 2017	$22,602,680	$49,755

December 31, 2016

Security Description	Face Amount	Fair Value
U.S. Treasury bills(a):
0.37% – 0.48% due 01/12/17	$6,500,000	$6,499,350
0.42% due 02/09/17	7,000,000	6,996,780
0.51% due 03/23/17	2,000,000	1,997,806
0.56% due 03/30/17	4,000,000	3,995,232
Total U.S. Treasury bills (Cost: $19,487,955)		19,489,168

Total Investments – 89.38%		19,489,168
Other Assets, Less Liabilities – 10.62%		2,316,813
Net Assets – 100.00%		$21,805,981

(a)	Rates shown are discount rates paid at the time of purchase.

As of December 31, 2016, the open Bloomberg Roll Select CI futures contracts were as follows:

Number of Contracts	Expiration Date	Current Notional Amount	Net Unrealized Appreciation (Depreciation)
988	March 2017	$21,674,744	$(142,880)

See notes to financial statements.

iShares Commodity Optimized Trust

Notes to Financial Statements (Unaudited)

June 30, 2017

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

As of June 30, 2017 and December 31, 2016, the Trust had cash and cash equivalents held at brokers of $541,000 and $791,000, respectively, which were posted as margin for the Trust’s Index Futures positions.

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

The Sponsor has reviewed the tax positions as of June 30, 2017, inclusive of the open tax return years, and has determined that no provision for income tax is required in the Trust’s financial statements.

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

8 - Financial Highlights

The following financial highlights relate to investment performance and operations for a Share outstanding for the three months and six months ended June 30, 2017 and 2016.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Net asset value per Share, beginning of period	$35.94	$32.52	$36.34	$32.11

Net investment loss(a)	(0.01)	(0.06)	(0.05)	(0.12)
Net realized and unrealized gain (loss)(b)	(1.02)	4.03	(1.38)	4.50
Net increase (decrease) in net assets from operations	(1.03)	3.97	(1.43)	4.38
Net asset value per Share, end of period	$34.91	$36.49	$34.91	$36.49

Total return, at net asset value(c)(d)	(2.87)%	12.21%	(3.94)%	13.64%

Ratio to average net assets:
Net investment loss(e)	(0.15)%	(0.70)%	(0.27)%	(0.72)%
Expenses(e)	0.88%	0.88%	0.88%	0.89%

(a)	Based on average Shares outstanding during the period.
(b)	The amounts reported for a Share outstanding may not accord with the change in aggregate gains and losses on investments for the period due to the timing of Trust Share transactions in relation to the fluctuating fair values of the Trust’s underlying investments.
(c)	Based on the change in net asset value of a Share during the period.
(d)	Percentage is not annualized.
(e)	Percentage is annualized.

9 - Investing in Index Futures

Substantially all of the Trust’s assets are invested in Index Futures. The Index Futures’ settlement value at expiration is based on the value of the Bloomberg Roll Select CI at that time. Therefore, the value of the Trust will fluctuate based upon the value of the Bloomberg Roll Select CI, and the prices of futures contracts and commodities underlying the Bloomberg Roll Select CI. The commodities markets have historically been extremely volatile. For the six months ended June 30, 2017 and the year ended December 31, 2016, the average month-end notional amounts of open Index Futures were $23,211,759 and $10,006,087, respectively.

The following table shows the variation margin on open futures contracts, by risk exposure category, on the statements of assets and liabilities as of June 30, 2017 and December 31, 2016:

	Asset Derivatives	Fair Value	Liability Derivatives	Fair Value
June 30, 2017
Commodity contracts	Receivable for variation margin on open futures contracts	$344,540	Payable for variation margin on open futures contracts	$—

December 31, 2016
Commodity contracts	Receivable for variation margin on open futures contracts	$—	Payable for variation margin on open futures contracts	$6,916

The following table shows the effect of the open futures contracts, by risk exposure category, on the statements of operations for the three months and six months ended June 30, 2017 and 2016:

	Statements of Operations Location	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation/Depreciation
Three Months Ended June 30, 2017
Commodity contracts	Net realized gain (loss) from futures contracts	$(918,167)	$—
	Net change in unrealized appreciation/depreciation on futures contracts	—	254,767

Three Months Ended June 30, 2016
Commodity contracts	Net realized gain (loss) from futures contracts	$965,746	$—
	Net change in unrealized appreciation/depreciation on futures contracts	—	(33,093)

Six Months Ended June 30, 2017
Commodity contracts	Net realized gain (loss) from futures contracts	$(1,098,905)	$—
	Net change in unrealized appreciation/depreciation on futures contracts	—	192,635

Six Months Ended June 30, 2016
Commodity contracts	Net realized gain (loss) from futures contracts	$1,044,230	$—
	Net change in unrealized appreciation/depreciation on futures contracts	—	12,727

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

The following table summarizes the value of each of the Trust’s investments by the fair value hierarchy levels as of June 30, 2017 and December 31, 2016:

	Level 1	Level 2	Level 3	Total
June 30, 2017
Futures contracts(a)	$49,755	$—	$—	$49,755
U.S. Treasury bills	—	18,989,607	—	18,989,607

December 31, 2016
Futures contracts(a)	$(142,880)	$—	$—	$(142,880)
U.S. Treasury bills	—	19,489,168	—	19,489,168

(a)	Shown at the unrealized appreciation (depreciation) on the contracts.

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

Results of Operations

The Quarter Ended June 30, 2017

The Trust’s net asset value decreased from $23,363,537 at March 31, 2017 to $22,691,040 at June 30, 2017. The decrease in the Trust’s net asset value resulted primarily from a net decrease in net assets resulting from operations.

The 2.87% decrease in the Trust’s NAV from $35.94 at March 31, 2017 to $34.91 at June 30, 2017 is directly related to the 2.79% decrease in the settlement price for the Index Futures. The Trust’s NAV decreased slightly more than the settlement price for the Index Futures on a percentage basis due to the Sponsor’s fees and brokerage commissions.

Net decrease in net assets resulting from operations for the quarter ended June 30, 2017 was $672,497, resulting from a net investment loss of $8,714 and a net realized and unrealized loss of $663,783. For the quarter ended June 30, 2017, the Trust had a net realized and unrealized loss of $383 on short-term investments and a net realized and unrealized loss of $663,400 on futures contracts. Other than the Sponsor’s fees of $42,792 and brokerage commissions and fees of $7,490, the Trust had no expenses during the quarter.

The Six Months Ended June 30, 2017

The Trust’s net asset value increased from $21,805,981 at December 31, 2016 to $22,691,040 at June 30, 2017. The increase in the Trust’s net asset value resulted primarily from a net increase in the number of outstanding Shares, which rose from 600,000 Shares at December 31, 2016 to 650,000 Shares at June 30, 2017, a consequence of 100,000 Shares (2 Baskets) being created and 50,000 Shares (1 Basket) being redeemed during the period. The increase in the Trust’s net asset value was partially offset by a net decrease in net assets resulting from operations.

The 3.94% decrease in the Trust’s NAV from $36.34 at December 31, 2016 to $34.91 at June 30, 2017 is directly related to the 3.71% decrease in the settlement price for the Index Futures. The Trust’s NAV decreased slightly more than the settlement price for the Index Futures on a percentage basis due to the Sponsor’s fees and brokerage commissions.

Net decrease in net assets resulting from operations for the six months ended June 30, 2017 was $937,426, resulting from a net investment loss of $31,561 and a net realized and unrealized loss of $905,865. For the six months ended June 30, 2017, the Trust had a net realized and unrealized gain of $405 on short-term investments and a net realized and unrealized loss of $906,270 on futures contracts. Other than the Sponsor’s fees of $86,947 and brokerage commissions and fees of $14,980, the Trust had no expenses during the period.

Liquidity and Capital Resources

The Trust’s assets as of June 30, 2017 consist of Index Futures and Collateral Assets used to satisfy applicable margin requirements for those Index Futures positions. The Trust does not anticipate any further need for liquidity, because creations and redemptions of Shares generally occur in-kind and ordinary expenses are met by cash on hand. Interest earned on the assets posted as collateral is paid to the Trust and is used to pay the Sponsor’s fees and purchase additional Index Futures and Collateral Assets, or, in the discretion of the Sponsor, distributed to Shareholders. In exchange for a fee based on the net asset value of the Trust, the Sponsor has assumed most of the ordinary expenses incurred by the Trust. In the case of an extraordinary expense and/or insufficient interest income to cover ordinary expenses, however, the Trust could be forced to liquidate its positions in Index Futures and Collateral Assets to pay such expenses. As of June 30, 2017, the market for Index Futures had not developed significant liquidity and the Trust represented substantially all of the long-side open interest in Index Futures. In addition, it is expected that UBS Securities LLC or its accountholders may represent, directly or indirectly, a substantial portion of the short-side interest in such market. The existence of such a limited number of market participants could cause or exacerbate losses to the Trust if the Trust were required to liquidate its Index Futures positions.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Quantitative Disclosure

The Trust is exposed to commodity price risk through the Trust’s holdings of Index Futures. The following table provides information about the Trust’s futures contract positions, which are sensitive to changes in commodity prices. As of June 30, 2017, the Trust’s open Index Futures positions (long) were as follows:

Number of contracts:	1,070
Expiration date:	September 2017
Weighted-average price per contract:	$210.78
Notional amount (fair value):	$22,602,680

The notional amount is calculated using the settlement price for the Index Futures on the CME on June 30, 2017, which was $211.24 per contract, and the $100 multiplier applicable under the contract terms.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

a) None.

b) Not applicable.

c) No redemption of Shares occurred during the quarter ended June 30, 2017.

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

Sponsor of the iShares Commodity Optimized Trust (registrant)

/s/ Paul Lohrey
Paul Lohrey
Director, President and Chief Executive Officer
(Principal executive officer)

Date:	August 8, 2017

/s/ Jack Gee
Jack Gee
Director and Chief Financial Officer
(Principal financial and accounting officer)

Date:	August 8, 2017

*	The registrant is a trust and the persons are signing in their respective capacities as officers of iShares Delaware Trust Sponsor LLC, the Sponsor of the registrant.