Form 10-K
period 2017-12-31
iSHARES COMMODITY OPTIMIZED TRUST
filed 2018-02-28
CIK 1535365

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017

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

As of June 30, 2017, the aggregate market value of the shares held by non-affiliates was approximately $13,487,616. The calculation of the number of shares held by non-affiliates assumes that all shares held by funds or accounts for which BlackRock or its affiliates provides management or advisory services (whether discretionary or non-discretionary) are shares held by affiliates.

DOCUMENTS INCORPORATED BY REFERENCE:

None.

THE FINANCIAL STATEMENT SCHEDULES CONTAINED IN PART IV OF THIS FORM 10-K CONSTITUTE THE ANNUAL REPORT WITH RESPECT TO THE TRUST FOR PURPOSES OF CFTC RULE 4.22(C) (THE “CFTC ANNUAL REPORT”).

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K includes statements which relate to future events or future performance. In some cases, you can identify such forward‑looking statements by terminology such as “may,” “should,” “could,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential” or the negative of these terms or other comparable terminology. All statements (other than statements of historical fact) included in this report that address activities, events or developments that may occur in the future, including such matters as changes in commodity prices and market conditions (for the Trust’s assets and the Shares), the operations of iShares Commodity Optimized Trust (the “Trust”), the plans of iShares Delaware Trust Sponsor LLC (the “Sponsor”), the sponsor of the Trust, and references to the Trust’s future success and other similar matters are forward-looking statements. These statements are only predictions. Actual events or results may differ materially. These statements are based upon assumptions and analyses made by the Sponsor on the basis of its perception of historical trends, current conditions and expected future developments, as well as other factors it believes are appropriate in the circumstances. Whether or not actual results and developments will conform to the Sponsor’s expectations and predictions, however, is subject to a number of risks and uncertainties, including the special considerations referenced in this report, general economic, market and business conditions, changes in laws or regulations, including those concerning taxes, made by governmental authorities or regulatory bodies and other world economic and political developments. Consequently, all the forward-looking statements made in this report are qualified by these cautionary statements, and there can be no assurance that the actual results or developments the Sponsor anticipates will be realized or, even if substantially realized, will result in the expected consequences to, or have the expected effects on, the Trust’s operations or the value of the shares issued by the Trust. Moreover, none of the Sponsor, the Trustee, the Delaware Trustee, the Advisor or their respective affiliates assumes responsibility for the accuracy or completeness of any forward-looking statements. Except as required under Item 512 of Regulation S-K or other applicable disclosure laws, none of the Trust, the Sponsor, the Trustee, the Delaware Trustee, the Advisor or their respective affiliates is under any duty to update any forward-looking statements to conform the statements to actual results or to a change in the expectations or predictions of these persons.

PART I

Item 1. Business.

Summary

The iShares Commodity Optimized Trust (the “Trust”) is a Delaware statutory trust that issues units of beneficial interest (“Shares”) representing fractional undivided beneficial interests in its net assets. The Trust’s assets consist of long positions in exchange-traded index futures contracts of various expirations (the “Index Futures”) on the Bloomberg Roll Select Commodity Index (the “Bloomberg Roll Select CI”) together with cash, U.S. Treasury securities or other short-term securities and similar securities that are eligible as margin deposits for those Index Futures positions (the “Collateral Assets”). The Trust seeks to track the results of the Bloomberg Roll Select Commodity Total Return Index (the “Index”), before payment of the Trust’s expenses and liabilities.

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

As of the date of this report, the Index Futures held by the Trust are subject to the rules of the Board of Trade of the City of Chicago, Inc. (“CBOT”), which is a designated contract market owned and operated by the CME Group, Inc. (the “CME”). Subsequent Index Futures held by the Trust may be listed on other futures exchanges (the CME or any such other futures exchange listing Index Futures, the “Exchange”). At any time when Index Futures of more than one expiration are listed on the Exchange, the Sponsor will determine, pursuant to the terms of the trust agreement of the Trust (the “Trust Agreement”), which Index Futures will be transferred in connection with either the creation or redemption of Baskets.

The Sponsor maintains a website at www.ishares.com, through which the Trust’s monthly account statements, annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (“Exchange Act”), can be accessed free of charge, as soon as reasonably practicable after such material is electronically filed with, or furnished to, the Securities and Exchange Commission (“SEC”). Additional information regarding the Trust may also be found on the SEC website at www.sec.gov.

Investment Objective of the Trust

The Trust seeks to track the results of a fully collateralized investment in futures contracts on an index composed of a diversified group of commodities futures which attempts to minimize contango and maximize backwardation. The Trust seeks to track the investment results of the Index before fees and expenses of the Trust. The Trust holds long positions in Index Futures that have settlement values at expiration based on the level of the Bloomberg Roll Select CI at that time. The Trust also earns interest on its non-cash Collateral Assets.

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

Valuation of Index Futures; Computation of the Trust’s Net Asset Value

The Sponsor has the exclusive authority to determine the net asset value of the Trust and the NAV, which it has delegated to the Trustee under the Trust Agreement. The Trustee determines the net asset value of the Trust and the NAV as of 4:00 p.m. (New York time), on each Business Day on which NYSE Arca is open for regular trading, as soon as practicable after that time. A Business Day is a day (1) on which none of the following occurs: (a) NYSE Arca is closed for regular trading, (b) the Exchange is closed for regular trading or (c) the Federal Reserve wire transfer system is closed for cash wire transfers, or (2) that the Trustee determines that it is able to conduct business.

The Trustee values the Trust’s long positions in Index Futures on the basis of that day’s settlement prices for the Index Futures held by the Trust as announced by the applicable Exchange. The value of the Trust’s positions in any particular Index Futures contract equals the product of (1) the number of such Index Futures contracts owned by the Trust, (2) the settlement price of such Index Futures contract on the date of calculation and (3) the multiplier of such Index Futures contract. If there is no announced settlement price for a particular Index Futures contract on a Business Day, the Trustee uses the most recently announced settlement price unless the Trustee, in consultation with the Sponsor, determines that such price is inappropriate as a basis for valuation. The daily settlement price for each Index Futures contract currently held by the Trust is established on each trading day, generally at 2:40 p.m. (New Year time), by the CME Group Inc., and its designed contract markets, including the CME, CBOT (Board of Trade of the City of Chicago, Inc.), NYMEX (New York Mercantile Exchange), COMEX and KCBT (the “CME Group”) staff.

The Trustee values all other holdings of the Trust at (1) its current market value, if quotations for such property are readily available or (2) its fair value, as reasonably determined by the Trustee, if the current market value cannot be determined.

Once the value of the Index Futures, Collateral Assets of the Trust and interest earned on the Trust’s Collateral Assets has been determined, the Trustee subtracts all accrued expenses and liabilities of the Trust as of the time of calculation in order to calculate the net asset value of the Trust.

Once the net asset value of the Trust has been calculated, the Trustee determines the NAV by dividing the net asset value of the Trust by the number of Shares outstanding at the time the calculation is made. Any changes to the NAV that may result from creation and redemption activity occurring on any Business Day is not reflected in the NAV until the following Business Day.

The NAV for each Business Day on which NYSE Arca is open for regular trading is expected to be distributed through major market data vendors and published online at www.ishares.com or any successor thereto. The Trust updates the NAV as soon as practicable after each subsequent NAV is calculated.

Trust Expenses

The Sponsor has agreed under the Trust Agreement to pay the following administrative, operational and marketing expenses:

●	the fees of the Trustee, the Delaware Trustee, the Advisor and their respective agents;

●	NYSE Arca listing fees;

●	printing and mailing costs;

●	audit fees;

●	fees for registration of the Shares with the SEC;

●	tax reporting costs;

●	license fees; and

●	legal expenses relating to the Trust of up to $100,000 annually.

The Trust is not expected to have other ordinary recurring administrative, operational or marketing expenses other than brokerage commissions and similar transaction fees, as described below.

In return for paying the expenses described above, the Sponsor receives a fee which accrues daily at an annualized rate of up to 0.75% of the net asset value of the Trust, as calculated before deducting fees and expenses based on the value of the Trust’s assets (the “Adjusted Net Asset Value”), is payable by the Trust monthly in arrears, and is subject to adjustment from time to time (the “Sponsor’s Fee”), except that the Sponsor’s Fee may not be adjusted to above 0.75% of the Adjusted Net Asset Value absent an amendment of the Trust Agreement with thirty day’s prior notice to registered holders of the Shares.

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

Only Authorized Participants can transfer the required consideration and receive Baskets in exchange. Authorized Participants may act for their own accounts or as agents for broker-dealers, custodians and other securities market participants that wish to create or redeem Baskets. An Authorized Participant is under no obligation to the Trust to create or redeem Baskets for itself or on behalf of other persons. An order for one or more Baskets may be placed by an Authorized Participant on behalf of multiple clients. As of the date of this report, UBS Securities LLC, Credit Suisse Securities (USA) LLC, Goldman Sachs & Co. LLC, Goldman Sachs Execution & Clearing L.P. and J.P. Morgan Securities LLC are the only Authorized Participants. The Sponsor and the Trustee maintain a current list of Authorized Participants.

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

The following summary with respect to the Index, the Bloomberg CI and the Bloomberg Roll Select CI has been prepared based on the index methodology for the Bloomberg Commodity Index Family (the “Index Methodology”) and fact sheets, methodologies and other materials available publicly or otherwise provided by the Index Providers, and is subject to change. The Index Providers together own the rights to the Index, the Bloomberg CI and the Bloomberg Roll Select CI. The Index Providers have no obligation to consider the interests of holders of Shares in the Trust and have no obligation to continue to publish, and may discontinue the publication of, the Index, the Bloomberg CI or the Bloomberg Roll Select CI.

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

●

Continuity. In order to be responsive to the changing nature of commodity markets without completely reshaping the character of the Bloomberg CI from year to year, the Bloomberg CI seeks a balanced approach to provide a stable benchmark over time, through a combination of annual re‑balancing, five-year averaging of liquidity and production data, diversification rules for constituent commodities and other index features.

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

Bloomberg CI Index Composition and Methodology

The methodology for determining the composition and weighting of the Bloomberg CI and for calculating its value is subject to modification by Bloomberg or the Index Committees, as described in “—The Index Committees” below. Bloomberg makes the official calculations of the value of the Bloomberg CI. At present, this calculation is performed every fifteen seconds.

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

The IOS is composed of senior benchmark and strategy index managers designated by the BOC. Members include Bloomberg personnel with significant index experience. The IOS meets at least monthly to address matters such as new index approvals, periodic review of existing indices, index pricing, management of errors and restatements, identification and management of actual and potential conflicts of interest, approvals of changes to indices and approvals of cessation of indices.

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

Bloomberg is also in constant and ongoing engagement with its users through various channels, including via help desks, sales personnel and direct communication with product personnel. To help ensure the Bloomberg CI and related indices remain an accurate representation of the commodity markets, it endeavors to meaningfully incorporate these engagements into improvements in processes and service. Prior to any material change that might meaningfully impact users, Bloomberg consults more broadly with stakeholders, where appropriate, before a recommendation is presented to the BOC for approval. This concept of shared ownership enables Bloomberg to produce the most relevant indices and helps ensure responsiveness to user needs.

Index administration is subject to Bloomberg’s internal compliance function which periodically reviews various aspects of Bloomberg’s businesses in order to determine whether such businesses are adhering to applicable firm-wide policies and procedures, and assess whether applicable internal controls are functioning properly.

In addition to the compliance function, Bloomberg may from time to time appoint an independent external auditor with appropriate experience and capability to periodically review and report on its adherence to the International Organization of Securities Commissions Principles for Financial Benchmarks. The frequency of such review will depend on the size and complexity of the operations and the breadth and depth of the index use by market participants.

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

The commodity liquidity percentage, or “CLP,” for each designated contract is determined by taking a five-year average of the product of annual trading volume (adjusting for the number of applicable units of the commodity, e.g., barrels or metric tons, per contract) of such designated contract and the related historic U.S. dollar value for such contract, and dividing the result by the sum of such products for all designated contracts. The CLP for each designated contract for the Bloomberg CI is an average computed on the basis of historical annual volume data for the five years up to and including the year prior to the applicable calculation period, typically the third or fourth calendar quarter of the year preceding such year of calculation. In some cases, such as copper, the related CLP may be calculated using the trading volume for a contract other than the designated contract, and certain adjustments are made to LME contracts to reflect differences in their trading hours and the time periods during which they may be traded. In addition, as in the case of crude oil and wheat, more than one reference contract may be designated for a particular commodity.

The initial CIP for each designated contract is equal to 1/3×CPP + 2/3×CLP for that designated contract. In order to calculate the final CIPs, the following further adjustments are made:

●	First, any designated contract with a CIP of less than 0.4% (which threshold is subject to adjustment by Bloomberg up to a maximum of 3%) is reduced to zero;

●	Second, if any commodity sector (as described above) consists of designated contracts with CIPs totaling more than 25%, the CIPs of such designated contracts are reduced such that they equal 25%;

●

Third, if the CIP (or combined CIPs, in the case of a commodity with more than one designated contract) of the designated contract(s) for any particular commodity is greater than 15%, such CIP (or the total of the combined CIPs) is reduced to 15%;

●	Fourth, if any commodity group (as described below) consists of designated contracts with CIPs totaling more than 33%, the CIPs of such designated contracts are reduced such that they equals 33%;

●	Fifth, the CIPs for the designated contracts for each of gold and silver are set to equal the lesser of its CLP and 15%;

●	Sixth, any designated contract with a CIP of less than 2% is increased to 2%; and

●

Seventh, if any designated contract has a ratio of CIP (after giving effect to the first six steps above) to CLP greater than 3.5, its CIP is reduced so that it equals the CIP that would cause the CIP to CLP ratio to equal 3.5, which may reduce the CIP of a designated contract to below 2%.

For each of the first six steps above, in order to keep the sum of the CIPs for each of the commodities equal to 100% after each step is completed, the aggregate adjustment to the CIPs of affected designated contracts at each such step is accompanied by a corresponding increase or reduction, as applicable, that is allocated equally to the CIPs of the other commodity sectors (then, if applicable, further allocated equally to the designated contracts within such commodity sector), other than those eliminated under step one or capped under steps two through four. For the seventh and final step, the aggregate reduction in CIP resulting from this step is accompanied by a corresponding increase, allocated equally to the CIPs of the designated contracts still in the Bloomberg CI with CIP to CLP ratios below 2.0, other than those capped under steps two through four.

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
Coffee
Cotton
Sugar

The commodities and related designated contracts currently included in the Bloomberg CI and their respective CIPs as of January 31, 2018 are as follows:

Commodity	Designated Contract	Exchange	Units	Price Quote	CIP
Aluminum	High Grade Primary Aluminum	LME	25 metric tons	USD/metric ton	4.51%
Coffee	Coffee “C”	ICE	37,500 lbs	U.S. cents/pound	2.61
Copper	Copper	COMEX	25,000 lbs	U.S. cents/pound	7.16
Corn	Corn	CBOT	5,000 bushels	U.S. cents/bushel	6.13
Cotton	Cotton	ICE	50,000 lbs	U.S. cents/pound	1.45
Crude Oil	Brent Crude Oil	ICE	1,000 barrels	USD/barrel	7.68
Crude Oil	WTI Crude Oil	NYMEX	1,000 barrels	USD/barrel	7.32
Gold	Gold	COMEX	100 troy oz.	USD/troy oz.	11.94
Lean Hogs	Lean Hogs	CME	40,000 lbs	U.S. cents/pound	2.08
Live Cattle	Live Cattle	CME	40,000 lbs	U.S. cents/pound	4.31
Natural Gas	Henry Hub Natural Gas	NYMEX	10,000 mmbtu	USD/mmbtu	8.01
Nickel	Primary Nickel	LME	6 metric tons	USD/metric ton	2.76
Silver	Silver	COMEX	5000 troy oz.	USD/troy oz.	3.67
Soybeans	Soybeans	CBOT	5,000 bushels	U.S. cents/bushel	5.96
Soybean Meal	Soybean Meal	CBOT	100 short tons	USD/short ton	3.04
Soybean Oil	Soybean Oil	CBOT	60,000 lbs	U.S. cents/pound	2.75
Sugar	World Sugar No. 11	ICE	112,000 lbs	U.S. cents/pound	3.54
ULS Diesel	ULS Diesel	NYMEX	42,000 gallons	U.S. cents/gallon	3.67
Unleaded Gasoline	Reformulated Blendstock for Oxygen Blending	NYMEX	42,000 gallons	U.S. cents/gallon	3.75
Wheat	CBOT Wheat	CBOT	5,000 bushels	U.S. cents/bushel	3.26
Wheat	KCBT Wheat	KCBT	5,000 bushels	U.S. cents/bushel	1.30
Zinc	Special High Grade Zinc	LME	25 metric tons	USD/metric ton	3.10

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

The CIMs of the designated contracts in the Bloomberg CI are determined annually, generally on the fourth business day of each year (the date of such determination, the “CIM Determination Date”). On the CIM Determination Date, initial CIMs (“ICIMs”) are calculated for each designated contract by multiplying such contract’s CIP by 1,000, then dividing such product by the contract’s settlement price as of the CIM Determination Date. To determine the final CIM for each designated contract for the new year, each ICIM is multiplied by an adjustment factor, which is a fraction equal to (1) the WAV of the Bloomberg CI as of the CIM Determination Date, as calculated using the CIMs from the prior year, divided by (2) 1,000. This adjustment factor is intended to preserve WAV continuity from one year to the next.

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

Past performance of the Index, the Bloomberg Roll Select CI and the Bloomberg CI is not necessarily indicative of their future performance or of the performance of the Shares. There can be no guarantee that the level of the Index, the Bloomberg Roll Select CI or the Bloomberg CI will increase. The Bloomberg Roll Select CI and the Index have limited performance histories. See “Risk Factors Relating to Index Futures and the Bloomberg Roll Select CI ‑ The Index and the Bloomberg Roll Select CI have limited histories and may perform in unexpected ways.” Although the Bloomberg CI, which is based on the same underlying commodities as the Bloomberg Roll Select CI and the Index, has a longer performance history, there are differences in the way that the Bloomberg CI and the Bloomberg Roll Select CI address the rolling of contracts that could cause the Bloomberg CI to perform differently from the Bloomberg Roll Select CI and the Index. See “Risk Factors Relating to Index Futures and the Bloomberg Roll Select CI - The roll selection methodology of the Bloomberg Roll Select CI may not provide any benefits relative to the roll selection methodologies used by other commodities indices, including the Bloomberg CI and the Bloomberg Roll Select CI may not outperform or may underperform the Bloomberg CI.” You may lose some or all of your investment in the Shares.

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

In addition, the method in which the Bloomberg Roll Select CI is calculated or determined may also be affected by certain market disruptions , such as (1) the termination or suspension of, or material limitation or disruption in, the trading of an underlying futures contract, (2) the settlement price of an underlying futures contract reflecting the maximum permitted price change from the previous day’s settlement price for such contract, such as in the case of a “limit event” as determined by the applicable futures exchange, (3) the failure of an exchange to publish the official settlement price for an underlying futures contract or (4) for contracts trading on the London Metals Exchange, any day on which the London Metals Exchange is not open for business. For example, if Bloomberg determines that a market disruption exists with respect to any underlying futures contract in connection with that contract’s roll period, including in connection with an annual rebalancing, this would delay the effective rolling of that contract for purposes of determining the Bloomberg Roll Select CI, and in the case of a roll period other than in connection with an annual rebalancing, would also increase the rate at which that contract effectively rolls when such market disruption has ended. In addition, the relative weights of the futures contracts underlying the Bloomberg Roll Select CI may be affected by “limit events” occurring with respect to such contracts or due to the failure of an exchange to publish the official settlement price for a futures contract.

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

The prices of the various Index Futures are expected to reflect supply and demand in the market for such Index Futures, which in turn may reflect market expectations at any given time about prospective changes in the level of the Bloomberg Roll Select CI and other market conditions. In this way, trading in the market for an Index Futures contract might cause a divergence between the price of such Index Futures contract and the level of the Bloomberg Roll Select CI. Similarly, actions by the applicable Exchange with respect to Index Futures, such as the imposition of trading or price limits, could adversely affect this correlation. In these circumstances, it is possible that changes in the NAV, which is calculated based on the value of the Index Futures, will not adequately reflect changes in the level of the Bloomberg Roll Select CI. In the event of market disruptions with respect to the Index Futures, such as a suspension of trading by the related Exchange as a result of market activity, systems or communications failures or other causes, the value of the Index Futures and the level of the Bloomberg Roll Select CI could diverge, which could adversely affect the value of the Shares.

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

The composition of the Bloomberg Roll Select CI may change over time as additional commodities satisfy the eligibility criteria or commodities currently included in the Bloomberg Roll Select CI fail to satisfy those criteria. The weighting factors applied to each commodity included in the Bloomberg Roll Select CI change annually, based on changes in commodity production statistics and changes in the trading volume of the related futures contracts. In addition, Bloomberg, as Index Administrator, or the Index Committees may modify the method for determining the composition and weighting of the Bloomberg Roll Select CI and for calculating its value. The methodology for determining the contracts tobe included in the Bloomberg Roll Select Cl may be modified from time to time. Such changes could adversely affect the value of your Shares or otherwise affect the risks associated with owning the Shares, such as by increasing relative concentrations in particular commodities and causing the value of the Shares to become more sensitive to fluctuations in the prices of those commodities.

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

In order for the Trust to achieve its investment objective on an ongoing basis, it is anticipated that existing positions in Index Futures will need to be closed out and new positions in Index Futures will need to be established from time to time. The Trust may further close out of existing positions and establish new positions in Index Futures from time to time, including new positions in earlier expiring Index Futures, which may allow it to reduce its concentration in any particular Index Futures contract or to benefit from more liquid markets or otherwise beneficial market activity in Index Futures listed with different expirations or on different Exchanges. This activity is expected to cause the Trust to incur transaction costs, such as brokerage fees and commissions, and may cause the Shares to under-perform the Index. In particular, the prices obtained in connection with rolling Index Futures positions may be adversely affected by market conditions (including the possibility of market disruptions) and by the trading activities of other market participants, which may reflect market awareness of the Trust’s position in its Index Futures. For example, if other market participants are able to anticipate the timing of the Trust’s transactions, they may be able to execute transactions in advance of the Trust, which would allow these market participants to benefit from the transactions executed by the Trust but adversely affect the prices obtained by the Trust. In addition, if the Trust’s Index Futures positions represent a significant part of the open long interest in such Index Futures, other market participants may take this into account, with a potential adverse impact on the prices at which the Trust is able to execute such transactions. There can be no assurance that the Trust will be able to effect its transactions in a manner that will allow it to avoid these risks. The Exchange may cease to list other Index Futures that the Trust will be able to roll its positions into, and any Index Futures listed by an Exchange in the future may have terms that differ from those currently held by the Trust.

The liquidation of Index Futures could expose the Trust to the effects of temporary aberrations or distortions in the market, which could adversely affect the prices at which the Trust’s Index Futures positions are liquidated.

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

The Trust is an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012, as amended (the “JOBS Act”). The Trust has not elected to make use of the extended transition period for complying with new or revised accounting standards pursuant to Section 107(b) of the JOBS Act, which election is irrevocable. However, for so long as the Trust remains an emerging growth company, it will be subject to reduced public company reporting requirements. Among other things, emerging growth companies are exempt from the auditor attestation requirements under Section 404(b) of the Sarbanes‑Oxley Act, are exempt from certain “say on pay” provisions of the Dodd-Frank Act, and are subject to reduced disclosure requirements relating to executive compensation and audited financial statements. Although the Trust will remain subject to the disclosure requirements applicable to publicly traded commodity pools, and the Sponsor intends to have the Trust’s financial statements and disclosures prepared in a manner comparable to that of other iShares® exchange‑traded funds, the Trust may take advantage of the exemptions and scaled requirements applicable to emerging growth companies.

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

The Trust is a passive investment vehicle, and the value of the Shares may be adversely affected by losses that, if it had been actively managed, might have been possible to avoid.

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

Affiliate shareholders with large holdings may choose to conduct a large sale of their Shares, which may have an adverse effect on the Shares.

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

The futures markets are subject to comprehensive regulation. In addition, the CFTC and the exchanges are authorized to take extraordinary actions in the event of a market emergency, including, for example, implementing speculative position limits (including retroactively) or higher margin requirements, establishing daily price limits and suspending trading. The regulation of futures transactions in the United States is subject to modification by government, exchange and judicial action. The effect of any future regulatory change on the Trust could be substantial and adverse. See also “- Exchange position limits and other rules may restrict the creation of Baskets and the operation of the Trust” above and “Risk Factors Relating to Commodities Markets—Regulatory developments with respect to the futures and over-the-counter derivatives markets, and in particular, with respect to speculative trading in futures contracts and over-the-counter derivatives involving commodities and commodity indices, could adversely affect the value of your Shares.”

NYSE Arca may halt trading in the Shares, which would adversely impact your ability to sell your Shares.

The Shares are listed for trading on NYSE Arca under the ticker symbol CMDT. Trading in the Shares may be halted due to market conditions or, in light of NYSE Arca rules and procedures, for reasons that, in the view of NYSE Arca, make trading in the Shares inadvisable, or in the event certain information about the Index, the value of the Shares and the NAV is not made available as required by such rules and procedures. In addition, trading generally on NYSE Arca is subject to trading halts caused by extraordinary market volatility pursuant to circuit breaker rules that require trading to be halted for a specified period based on a specified market decline. There can be no assurance that the requirements necessary to maintain the listing of the Shares will continue to be met or will remain unchanged. The Trust will be dissolved if the Shares are delisted from NYSE Arca and are not approved for listing on another national securities exchange within five business days of their delisting.

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

Activities conducted by UBS Securities and its affiliates may conflict with your interests as a Shareholder. For example, the Advisor may execute a substantial amount, and potentially all, of the purchases and sales of Index Futures through UBS Securities, as the Trust’s Clearing FCM. In addition, it is expected that UBS Securities or its accountholders will represent, directly or indirectly, a substantial portion of the short-side market for the Index Futures. Further, UBS Securities and its affiliates actively trade futures contracts and options on futures contracts on the commodities that underlie the Index, over‑the‑counter contracts on these commodities, the underlying commodities included in the Index and other instruments and derivative products based on the Index, the Bloomberg Roll Select CI and the Bloomberg CI. Any of these activities of UBS Securities or its affiliates could adversely affect the level of the Index or the Index Futures, directly or indirectly, by affecting the price of the underlying commodities and, therefore, the value of the Index, the Index Futures and the price of the Shares.

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

Activities conducted by the Index Providers and their respective affiliates may conflict with your interests as a Shareholder. For example, one or more of the Index Providers or their respective affiliates may also engage in trading in the Index, the Bloomberg CI, the Bloomberg Roll Select CI, related indices and sub‑indices, and other investments relating to such indices or their underlying components on a regular basis as part of its general business, for proprietary accounts, for other accounts under management, to facilitate transactions for customers or to hedge obligations under products linked to such indices. One or more of the Index Providers or their respective affiliates may also issue or underwrite securities or financial or derivative instruments with returns linked or related to changes in the performance of any of the foregoing. Any of these activities could adversely affect the market price of the commodities or futures contracts underlying such indices or the value of the indices themselves, which may adversely affect the value of the Shares. According to UBS Securities, UBS Securities has implemented a firewall with respect to its personnel regarding access to information concerning the composition and/or changes to the Index. It is possible that one or more of the Index Providers or their respective affiliates could receive substantial returns from these hedging activities while the market value of the underlying commodities or futures contracts, the value of the indices, or the price or the NAV of the Shares decline. Some or all of these risks may be further exacerbated as a result of various other roles of the Index Providers or their affiliates relating to the Trust, the Shares or the Index Futures.

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

The Internal Revenue Service (the “IRS”) could adjust or reallocate items of income, gain, deduction, loss and credit with respect to the Shares if the IRS does not accept the assumptions or conventions utilized by the Trust.

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

Pursuant to the Bipartisan Budget Act of 2015, significant changes are being made to the rules applicable to U.S. federal income tax audits of partnerships. Under the new rules (which are generally effective for the Trust’s taxable years beginning after December 31, 2017), if the IRS makes audit adjustments to the Trust’s U.S. federal income tax returns , it may collect any resulting taxes (including any applicable penalties and interest) directly from the Trust. The Trust may have the ability to shift any such tax liability to the Sponsor and the Trust’s Shareholders in accordance with their interests in the Trust during the year under audit, but there can be no assurance that it will be able to do so, in which case the current Shareholders would economically bear the burden of the tax even if they were not Shareholders during the year under audit (or if they had a different percentage interest in the Trust in that year). If the Trust is required to make payments of taxes, penalties and interest resulting from audit adjustments, the cash available for distribution to the Trust’s Shareholders might be substantially reduced. The changes created by the new partnership audit rules are sweeping and in many respects dependent on the promulgation of future regulations or other guidance by the IRS or the U.S. Treasury Department. Investors in the Shares are urged to consult their tax advisors regarding these changes and their potential impact.

Under recently enacted U.S. tax legislation referred to as the “Tax Cuts and Jobs Act” (the “TCJA”), Shareholders that are not U.S. persons could be subject to U.S. federal income tax, including a 10% withholding tax, on the disposition of their Shares.

Although the Trust intends to conduct its activities in a manner that avoids the conduct of a U.S. trade or business, if the IRS were to determine that the Trust is engaged in a U.S. trade or business for U.S. federal income tax purposes, any gain recognized by a foreign transferor on the sale, exchange or other disposition of Shares would generally be treated as “effectively connected” with such trade or business to the extent it does not exceed the effectively connected gain that would be allocable to the transferor if the Trust sold all of its assets at their fair market value as of the date of the transferor’s disposition. Under the TCJA, any such gain that is treated as effectively connected will generally be subject to U.S. federal income tax. In addition, the transferee of the Shares or the applicable withholding agent would be required to deduct and withhold a tax equal to 10% of the amount realized by the transferor on the disposition, which would include an allocable portion of the Trust’s liabilities and would therefore generally exceed the amount of cash received by the transferor in the disposition, unless the transferor provides an affidavit stating the transferor’s taxpayer identification number and that the transferor is not a foreign person. If the transferee fails to properly withhold such tax, the Trust would be required to deduct and withhold from distributions to the transferee a tax in an amount equal to the amount the transferee failed to withhold, plus interest.

The withholding requirements with respect to the disposition of an interest in a publicly traded partnership are currently suspended and will remain suspended until Treasury regulations are promulgated or other relevant authoritative guidance is issued. Future guidance on the implementation of these requirements will be applicable on a prospective basis.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Not applicable.

Item 3. Legal Proceedings.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

On August 9, 2013, the Shares commenced trading on NYSE Arca under the ticker symbol CMDT. For each of the quarters during the fiscal years ended December 31, 2017 and 2016, the high and low sale prices of the Shares as reported for transactions on NYSE Arca were as follows:

	Years Ended December 31,
	2017		2016
	High	Low	High	Low
First Quarter	$37.29	$35.52	$33.85	$30.08
Second Quarter	36.17	33.50	37.30	32.28
Third Quarter	36.25	34.65	37.13	33.96
Fourth Quarter	37.26	35.39	37.01	34.37

Holders

The number of Shareholders of record of the Trust as of December 31, 2017 was approximately 441.

Dividends

The Trust did not declare any cash distributions to Shareholders during the fiscal years ended December 31, 2017 and 2016. The Trust has no obligation to make periodic distributions to Shareholders.

Use of Proceeds from Registered Securities

Not applicable.

Purchases of Equity Securities by the Issuers and Affiliated Purchasers

250,000 Shares (5 Baskets) were redeemed during the fourth quarter of the year ended December 31, 2017.

Periods	Total Number of Shares Redeemed	Average Price Per Share
10/1/17 to 10/31/17	250,000	$35.50
11/1/17 to 11/30/17	—	—
12/1/17 to 12/31/17	—	—
Total	250,000	$35.50

Item 6. Selected Financial Data.

The following table summarizes the relevant 2017, 2016, 2015, 2014 and 2013 financial data for the Trust and should be read in conjunction with the Trust’s financial statements, schedules and notes related thereto which are included in this report. The Trust commenced operations on August 8, 2013.

	Years Ended December 31,
	2017	2016	2015	2014	2013(a)
Interest income	$160,008	$22,106	$3,819	$6,267	$957
Total gain (loss) on sales of short-term investments and futures contracts	(609,950)	1,255,793	(5,002,875)	(1,971,260)	174,904
Net income (loss)	93,765	1,073,448	(4,331,439)	(2,902,004)	127,561
Net income (loss) per Share	0.16	3.73	(10.08)	(10.06)	0.98
Net cash flows	(1,043,517)	(522,610)	2,016,749	(1,239)	51,845
Total assets	14,879,470	21,824,913	4,821,137	15,023,986	12,720,855

(a)	For the period from August 8, 2013 (commencement of operations) to December 31, 2013.

The following table summarizes the relevant quarterly financial data for each of the four quarters of 2017 for the Trust and should be read in conjunction with the Trust’s financial statements, schedules and notes related thereto which are included in this report.

	Three Months Ended (Unaudited)
	March 31, 2017	June 31, 2017	September 30, 2017	December 31, 2017
Interest income	$28,798	$41,568	$52,547	$37,095
Total gain (loss) on sales of short-term investments and futures contracts	(180,665)	(918,167)	762,375	(273,493)
Net income (loss)	(264,929)	(672,497)	540,467	490,724
Net income (loss) per Share	(0.41)	(1.03)	0.83	1.22
Net cash flows	(490,328)	1,775,250	(2,103,649)	(224,790)
Total assets	23,378,428	22,704,814	23,304,774	14,879,470

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

Introduction

Although the Trust is an emerging growth company subject to reduced public company reporting requirements under U.S. federal securities laws, it has elected not to make use of the extended transition period for complying with new or revised accounting standards pursuant to Section 107(b) of the JOBS Act and has otherwise prepared the financial statements and disclosures included in this Form 10-K in a manner comparable to that of other iShares exchange‑traded funds.

During the period beginning August 8, 2013 (commencement of operations) and ending on December 31, 2017 (the Trust’s most recent fiscal year-end), the Trust’s net asset value grew from $5,000,000 at August 8, 2013 to $14,870,283 at December 31, 2017. Outstanding Shares in the Trust grew from 100,000 Shares at August 8, 2013 to 400,000 Shares at December 31, 2017.

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

The following graph presents the change in NAV of the Trust and the closing level of the Index for the years ended December 31, 2017, 2016 and 2015:

Periods from December 31, 2014 through 2017

15%
10%
5%
0%
-5%
-10%
-15%
-20%
-25%
-30%
-35%
-40%
-45%
Dec-14
Mar-15
Jun-15
Sep-15
Dec-15
Mar-16
Jun-16
Sep-16
Dec-16
Mar-17
Jun-17
Sep-17
Dec-17
Index YTD Change
Trust YTD Change

Results of Operations

The Year Ended December 31, 2017

The Trust’s net asset value decreased from $21,805,981 at December 31, 2016 to $14,870,283 at December 31, 2017. The decrease in the Trust’s net asset value resulted primarily from a net decrease in the number of outstanding Shares, which fell from 600,000 Shares at December 31, 2016 to 400,000 Shares at December 31, 2017, a consequence of 100,000 Shares (2 Baskets) being created and 300,000 Shares (6 Baskets) being redeemed during the year. The decrease in the Trust’s net asset value was partially offset by a net increase in net assets resulting from operations.

The 2.31% increase in the Trust’s NAV from $36.34 at December 31, 2016 to $37.18 at December 31, 2017 is directly related to the 2.65% increase in the settlement price for the Index Futures. The Trust’s NAV increased slightly less than the settlement price for the Index Futures on a percentage basis due to the Sponsor’s Fees and brokerage commissions.

Net increase in net assets resulting from operations for the year ended December 31, 2017 was $93,765, resulting from a net realized and unrealized gain of $120,773, offset by a net investment loss of $27,008. For the year ended December 31, 2017, the Trust had a net realized and unrealized loss of $912 on short-term investments and a net realized and unrealized gain of $121,685 on futures contracts. Other than the Sponsor’s Fees of $158,498 and brokerage commissions and fees of $28,518, the Trust had no expenses during the year.

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

Net increase in net assets resulting from operations for the year ended December 31, 2016 was $1,073,448, resulting from a net realized and unrealized gain of $1,139,231, offset by a net investment loss of $65,783. For the year ended December 31, 2016, the Trust had a net realized and unrealized gain of $1,398 on short-term investments and a net realized and unrealized gain of $1,137,833 on futures contracts. Other than the Sponsor’s Fees of $74,011 and brokerage commissions and fees of $13,878, the Trust had no expenses during the year.

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

Liquidity and Capital Resources

The Trust’s assets as of December 31, 2017 consist of Index Futures and Collateral Assets used to satisfy applicable margin requirements for those Index Futures positions. The Trust does not anticipate any further need for liquidity, because creations and redemptions of Shares generally occur in kind and ordinary expenses are met by cash on hand. Interest earned on the assets posted as collateral is paid to the Trust and is used to pay the Sponsor’s Fees and purchase additional Index Futures and Collateral Assets, or, in the discretion of the Sponsor, distributed to Shareholders. For the year ended December 31, 2017, interest income was $160,008, while the Sponsor’s Fees totaled $158,498. For the year ended December 31, 2016, interest income was $22,106, while the Sponsor’s Fees totaled $74,011. For the year ended December 31, 2015, interest income was $3,819, while the Sponsor’s Fees totaled $126,802. In exchange for a fee based on the net asset value of the Trust, the Sponsor has assumed most of the ordinary expenses incurred by the Trust. In the case of an extraordinary expense and/or insufficient interest income to cover ordinary expenses, however, the Trust could be forced to liquidate its positions in Index Futures and Collateral Assets to pay such expenses. As of December 31, 2017, the market for Index Futures had not developed significant liquidity and the Trust represented substantially all of the long-side open interest in Index Futures. In addition, it is expected that UBS Securities or its accountholders may represent, directly or indirectly, a substantial portion of the short-side interest in such market. The existence of such a limited number of market participants could cause or exacerbate losses to the Trust if the Trust were required to liquidate its Index Futures positions.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Quantitative Disclosure

The Trust is exposed to commodity price risk through the Trust’s holdings of Index Futures. The following table provides information about the Trust’s futures contract positions, which are sensitive to changes in commodity prices. As of December 31, 2017, the Trust’s open Index Futures long positions were as follows:

Number of contracts:	659
Expiration date:	March 2018
Weighted-average price per contract:	$216.26
Notional amount (fair value):	$14,840,680

The notional amount is calculated using the settlement price for the Index Futures on the CME on December 31, 2017, which was $225.20 per contract, and the $100 multiplier applicable under the contract terms.

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

Item 8. Financial Statements and Supplementary Data.

The following tables show the Trust’s quarterly financial information for each of the four quarters of 2017 and 2016.

	Three Months Ended (Unaudited)
	March 31, 2017	June 30, 2017	September 30, 2017	December 31, 2017
Investment Income
Interest	$28,798	$41,568	$52,547	$37,095
Total investment income	28,798	41,568	52,547	37,095
Expenses
Sponsor’s fees	44,155	42,792	43,584	27,967
Brokerage commissions and fees	7,490	7,490	7,490	6,048
Total expenses	51,645	50,282	51,074	34,015
Net investment income (loss)	(22,847)	(8,714)	1,473	3,080
Net Realized and Unrealized Gain (Loss)
Net realized gain (loss) from:
Short-term investments	73	—	—	15
Futures contracts	(180,738)	(918,167)	762,375	(273,508)
Net realized gain (loss)	(180,665)	(918,167)	762,375	(273,493)
Net change in unrealized appreciation/depreciation on:
Short-term investments	715	(383)	(286)	(1,046)
Futures contracts	(62,132)	254,767	(223,095)	762,183
Net change in unrealized appreciation/depreciation	(61,417)	254,384	(223,381)	761,137
Net realized and unrealized gain (loss)	(242,082)	(663,783)	538,994	487,644
Net increase (decrease) in net assets resulting from operations	$(264,929)	$(672,497)	$540,467	$490,724
Net increase (decrease) in net assets per Share	$(0.41)	$(1.03)	$0.83	$1.22

	Three Months Ended (Unaudited)
	March 31, 2016	June 30, 2016	September 30, 2016	December 31, 2016
Investment Income
Interest	$2,287	$3,619	$6,076	$10,124
Total investment income	2,287	3,619	6,076	10,124
Expenses
Sponsor’s fees	10,517	15,213	19,915	28,366
Brokerage commissions and fees	2,158	2,730	2,976	6,014
Total expenses	12,675	17,943	22,891	34,380
Net investment loss	(10,388)	(14,324)	(16,815)	(24,256)
Net Realized and Unrealized Gain (Loss)
Net realized gain (loss) from:
Futures contracts	78,484	965,746	(564,713)	776,276
Net realized gain (loss)	78,484	965,746	(564,713)	776,276
Net change in unrealized appreciation/depreciation on:
Short-term investments	252	472	(842)	1,516
Futures contracts	45,820	(33,093)	252,729	(383,416)
Net change in unrealized appreciation/depreciation	46,072	(32,621)	251,887	(381,900)
Net realized and unrealized gain (loss)	124,556	933,125	(312,826)	394,376
Net increase (decrease) in net assets resulting from operations	$114,168	$918,801	$(329,641)	$370,120
Net increase (decrease) in net assets per Share	$0.64	$3.88	$(1.10)	$0.86

See Index to Financial Statements on page F-1 for a list of the financial statements being filed herein.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

There have been no changes in accountants and no disagreements with accountants during the year ended December 31, 2017.

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

The principal executive officer and principal financial officer of the Sponsor assessed the effectiveness of the Trust’s internal control over financial reporting as of December 31, 2017. Their assessment included an evaluation of the design of the Trust’s internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. In making its assessment, the Sponsor’s management has utilized the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in its report entitled Internal Control – Integrated Framework (2013). Based on their assessment and those criteria, the principal executive officer and principal financial officer of the Sponsor concluded that the Trust maintained effective internal control over financial reporting as of December 31, 2017.

Report of the Independent Registered Public Accounting Firm

This annual report on Form 10-K does not include an attestation report of an independent registered public accounting firm regarding internal control over financial reporting. As an emerging growth company, the Trust is exempt from the auditor attestation requirements under Section 404(b) of the Sarbanes‑Oxley Act, and accordingly has not engaged any independent registered public accounting firm to perform an audit of internal control over financial reporting.

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

Paul Lohrey is the President and Chief Executive Officer of the Sponsor and Jack Gee is the Chief Financial Officer of the Sponsor.

The Sponsor is managed by a Board of Directors composed of Philip Jensen, Peter Landini, Kimun Lee, Jack Gee and Paul Lohrey.

Paul Lohrey, CFA, 55, became a principal of the Sponsor in April 2014 and has served as its President and Chief Executive Officer since November 2015. Since May 2016, Mr. Lohrey has served as an officer of BlackRock Asset Management International Inc., a former commodity pool operator that withdrew its commodity pool operator registration in February 2014. Mr. Lohrey joined BlackRock, a global asset management firm, as a Managing Director, performing supervisory and managerial functions, in June 2010. Prior to joining BlackRock, Mr. Lohrey served as Chief Investment Officer, Europe, performing supervisory and managerial functions, for The Vanguard Group, an asset management firm, from October 2008 to May 2010. He also held various positions in equity and fixed income portfolio management while at Vanguard from August 1994. Mr. Lohrey earned a Bachelor of Arts in economics from Duke University in 1984 and an MBA in finance from the University of Chicago in 1986.

Jack Gee, 58, became a principal of the Sponsor in September 2011 and serves as its Chief Financial Officer. Since December 2011, Mr. Gee was a principal of BlackRock Asset Management International Inc., a former commodity pool operator that withdrew its commodity pool operator registration in February 2014, and serves as its Chief Financial Officer, Chief Operating Officer and Director. Mr. Gee served as Director of US Fund Administration of BlackRock Institutional Trust Company N.A., a national banking association, a commodity pool operator and a commodity trading advisor registered with the CFTC, from September 2004 to January 2010. Since January 2010, Mr. Gee has served as Managing Director, performing supervisory and managerial functions, of BlackRock. Prior to joining BlackRock, Mr. Gee served as Chief Financial Officer of Parnassus Investments, an investment adviser registered with the SEC, from March 2004 to September 2004; Chief Financial Officer of Cazenave Partners, an investment adviser registered with the SEC, from October 2003 to March 2004; Controller of Paul Capital Partners, an investment firm focusing on the secondary private equity and healthcare market, from October 2002 to October 2003; Chief Financial Officer of Fremont Investment Advisors, Inc., an investment adviser formerly registered with the SEC, from October 1997 to September 2002. Mr. Gee earned a Bachelor of Science in accounting from the California State University in 1982.

Philip Jensen, 59, became a principal of the Sponsor in September 2009 and is Chairman of the Sponsor’s audit committee. In June 2001, Mr. Jensen joined Paul Capital Partners, an investment firm focusing on the secondary private equity and healthcare markets, for which he presently serves as Partner and Chief Operating Officer. Mr. Jensen received his Bachelor of Science from San Francisco State University and is a certified public accountant (inactive).

Peter Landini, 66, became a principal of the Sponsor in September 2009 and is a member of the Sponsor’s audit committee. In January 2003, Mr. Landini joined RBP Investment Advisors, Inc., a financial planning consultancy firm, for which he presently serves as Partner and Wealth Manager. Mr. Landini received his Bachelor of Science in accounting from Santa Clara University and an MBA in finance from Golden Gate University. Mr. Landini is a certified financial planner and is a member of the Financial Planning Association.

Kimun Lee, 71, became a principal of the Sponsor in September 2009 and is a member of the Sponsor’s audit committee. Mr. Lee is a California-registered investment adviser and has conducted his consulting business under the name Resources Consolidated since January 1980. Since September 2010, Mr. Lee has served as a member of the board of directors of Firsthand Technology Value Fund, Inc., a mutual fund company. Since April 2013, Mr. Lee has served as a member of the board of directors of Firsthand Funds, a mutual fund company. Since April 2014, Mr. Lee has served as a member of the board of trustees of FundX Investment Trust, a mutual fund company. Until January 2005, Mr. Lee also served as a member of the board of directors of Fremont Mutual Funds, Inc., a mutual fund company. Mr. Lee received his Bachelor of Arts from the University of the Pacific and an MBA from University of Nevada, Reno. He also completed the executive education program on corporate governance at Stanford Graduate School of Business.

Item 11. Executive Compensation.

The Trust has no employees, officers or directors. The Trust is managed by the Sponsor and pays the Sponsor the Sponsor’s Fee. For the year ended December 31, 2017, the Trust has incurred a Sponsor’s Fee of $158,498.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Securities Authorized for Issuance under Equity Compensation Plans

Not applicable.

Security Ownership of Certain Beneficial Owners and Management

Not applicable.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

See Item 11 above.

Item 14. Principal Accounting Fees and Services.

Audit and Non-Audit Fees

The table below summarizes the fees for services performed by PricewaterhouseCoopers LLP for the years ended December 31, 2017 and 2016.

	2017	2016
Audit fees	$51,700	$51,700
Audit-related fees(a)	2,000	250
Tax fees(b)	193,830	198,830
All other fees	—	—
	$247,530	$250,780

(a)	Amount represents fees billed for review of the regulatory filings.
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

None of the hours expended on PricewaterhouseCoopers LLP’s engagement to audit the Trust’s financial statements for the year ended December 31, 2017 were attributable to work performed by persons other than the principal accountant’s full-time, permanent employees.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

Financial Statements

See Index to Financial Statements on Page F-1 for a list of the financial statements being filed as part of this report.

Financial Statement Schedules

Schedules may have been omitted since they are either not required, not applicable or the information has otherwise been included.

Exhibits

The following documents are filed herewith or incorporated herein and made a part of this Annual Report:

Exhibit No.	Description
3.1	Restated Certificate of Trust is incorporated by reference to Exhibit 3.1 of registrant’s Current Report on Form 8-K on July 7, 2014

4.1	Amended and Restated Trust Agreement is incorporated by reference to Exhibit 4.1 of registrant’s Current Report on Form 8-K on July 7, 2014

4.2	Authorized Participant Agreement is incorporated by reference to Exhibit 4.2 of registrant’s Post-Effective Amendment No. 1 to Registration Statement No. 333-178376 on April 2, 2014

10.1	Investment Advisory Agreement is incorporated by reference to Exhibit 10.1 of registrant’s Pre-Effective Amendment No. 5 to Registration Statement No. 333-178376 on August 2, 2013

10.2	Institutional Futures Customer Agreement is incorporated by reference to Exhibit 10.2 of registrant’s Pre-Effective Amendment No. 5 to Registration Statement No. 333-178376 on August 2, 2013

10.3	Service Module for Custodial Services is incorporated by reference to Exhibit 10.3 of registrant’s Pre-Effective Amendment No. 3 to Registration Statement No. 333-178376 on July 1, 2013

10.4

Service Module for Fund Administration and Accounting Services is incorporated by reference to Exhibit 10.4 of registrant’s Pre‑Effective Amendment No. 3 to Registration Statement No. 333-178376 on July 1, 2013

10.5	Master Services Agreement is incorporated by reference to Exhibit 10.5 of registrant’s Pre-Effective Amendment No. 3 to Registration Statement No. 333-178376 on July 1, 2013

10.6	Control Agreement is incorporated by reference to Exhibit 10.6 of registrant’s Pre-Effective Amendment No. 3 to Registration Statement No. 333-178376 on July 1, 2013

31.1	Certification by Principal Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended

31.2	Certification by Principal Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended

32.1	Certification by Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002

32.2	Certification by Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

Item 16. Form 10-K Summary.

None.

iShares Commodity Optimized Trust

Financial Statements

Report of Independent Registered Public Accounting Firm

To the Sponsor and Shareholders of iShares® Commodity Optimized Trust

Opinion on the Financial Statements

We have audited the accompanying statements of assets and liabilities, including the schedules of investments, of iShares® Commodity Optimized Trust (the “Trust”) as of December 31, 2017 and 2016, and the related statements of operations, changes in net assets, and cash flows for each of the three years in the period ended December 31, 2017, including the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Trust as of December 31, 2017 and 2016, and the results of its operations, changes in its net assets, and its cash flows for each of the three years in the period ended December 31, 2017 in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Sponsor’s management. Our responsibility is to express an opinion on the Trust’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Trust in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits of these financial statements in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Trust is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Trust’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/PricewaterhouseCoopers LLP

San Francisco, California

February 28, 2018

We have served as the Trust’s auditor since 2013.

iShares Commodity Optimized Trust
Statements of Assets and Liabilities
At December 31, 2017 and 2016

	December 31,
	2017	2016
Assets
Cash and cash equivalents	$501,228	$1,544,745
Cash and cash equivalents held at brokers (restricted)	317,000	791,000
Short-term investments(a)	13,994,024	19,489,168
Receivable for variation margin on open futures contracts (Note 9)	67,218	—
Total Assets	14,879,470	21,824,913

Liabilities
Payable for variation margin on open futures contracts (Note 9)	—	6,916
Sponsor’s fees payable	9,187	12,016
Total Liabilities	9,187	18,932

Commitments and contingent liabilities (Note 7)	—	—

Net Assets	$14,870,283	$21,805,981

Shares issued and outstanding(b)	400,000	600,000
Net asset value per Share (Note 2G)	$37.18	$36.34

(a)	Cost of short-term investments: $13,993,811 and $19,487,955, respectively.
(b)	No par value, unlimited amount authorized.

See notes to financial statements.

iShares Commodity Optimized Trust
Statements of Operations
For the years ended December 31, 2017, 2016 and 2015

	Years Ended December 31,
	2017	2016	2015
Investment Income
Interest	$160,008	$22,106	$3,819
Total investment income	160,008	22,106	3,819

Expenses
Sponsor’s fees	158,498	74,011	126,802
Brokerage commissions and fees	28,518	13,878	22,044
Total expenses	187,016	87,889	148,846
Net investment loss	(27,008)	(65,783)	(145,027)

Net Realized and Unrealized Gain (Loss)
Net realized gain (loss) from:
Short-term investments	88	—	(734)
Futures contracts	(610,038)	1,255,793	(5,002,141)
Net realized gain (loss)	(609,950)	1,255,793	(5,002,875)
Net change in unrealized appreciation/depreciation on:
Short-term investments	(1,000)	1,398	(668)
Futures contracts	731,723	(117,960)	817,131
Net change in unrealized appreciation/depreciation	730,723	(116,562)	816,463
Net realized and unrealized gain (loss)	120,773	1,139,231	(4,186,412)

Net increase (decrease) in net assets resulting from operations	$93,765	$1,073,448	$(4,331,439)

Net increase (decrease) in net assets per Share	$0.16	$3.73	$(10.08)

See notes to financial statements.

iShares Commodity Optimized Trust
Statements of Changes in Net Assets
For the years ended December 31, 2017, 2016 and 2015

	Years Ended December 31,
	2017	2016	2015
Net Assets, Beginning of Year	$21,805,981	$4,816,999	$14,787,750

Operations:
Net investment loss	(27,008)	(65,783)	(145,027)
Net realized gain (loss)	(609,950)	1,255,793	(5,002,875)
Net change in unrealized appreciation/depreciation	730,723	(116,562)	816,463
Net increase (decrease) in net assets resulting from operations	93,765	1,073,448	(4,331,439)

Capital Share Transactions:
Contributions for Shares issued	3,718,398	15,915,534	22,228,586
Distributions for Shares redeemed	(10,747,861)	—	(27,867,898)
Net increase (decrease) in net assets from capital share transactions	(7,029,463)	15,915,534	(5,639,312)

Increase (decrease) in net assets	(6,935,698)	16,988,982	(9,970,751)

Net Assets, End of Year	$14,870,283	$21,805,981	$4,816,999

Shares issued and redeemed
Shares issued	100,000	450,000	550,000
Shares redeemed	(300,000)	—	(750,000)
Net increase (decrease) in Shares issued and outstanding	(200,000)	450,000	(200,000)

See notes to financial statements.

iShares Commodity Optimized Trust
Statements of Cash Flows
For the years ended December 31, 2017, 2016 and 2015

	Years Ended December 31,
	2017	2016	2015
Cash Flows from Operating Activities
Net increase (decrease) in net assets resulting from operations	$93,765	$1,073,448	$(4,331,439)
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Purchases of short-term investments	(189,240,707)	(117,866,789)	(100,450,218)
Sales/maturities of short-term investments	194,892,190	100,900,000	112,391,232
Accretion of discount	(157,251)	(21,199)	(3,819)
Net realized (gain) loss on short-term investments	(88)	—	734
Net change in unrealized appreciation/depreciation on short-term investments	1,000	(1,398)	668
Change in operating assets and liabilities:
Cash and cash equivalents held at brokers (restricted)	474,000	(566,000)	310,000
Receivable for variation margin on open futures contracts	(67,218)	29,000	(29,000)
Payable for variation margin on open futures contracts	(6,916)	6,916	(226,379)
Sponsor’s fees payable	(2,829)	7,878	(5,718)
Net cash provided by (used in) operating activities	5,985,946	(16,438,144)	7,656,061

Cash Flows from Financing Activities
Contributions for Shares issued	3,718,398	15,915,534	22,228,586
Distributions for Shares redeemed	(10,747,861)	—	(27,867,898)
Net cash provided by (used in) financing activities	(7,029,463)	15,915,534	(5,639,312)
Net increase (decrease) in cash and cash equivalents	(1,043,517)	(522,610)	2,016,749

Cash and Cash Equivalents
Beginning of year	1,544,745	2,067,355	50,606
End of year	$501,228	$1,544,745	$2,067,355

See notes to financial statements.

iShares Commodity Optimized Trust

Schedules of Investments

At December 31, 2017 and 2016

December 31, 2017

Security Description	Face Amount	Fair Value
U.S. Treasury bills(a):
1.17% – 1.20% due 01/04/18	$5,000,000	$4,999,685
1.16% – 1.21% due 01/18/18	6,000,000	5,996,696
1.20% due 01/25/18	3,000,000	2,997,643
Total U.S. Treasury bills (Cost: $13,993,811)		13,994,024

Total Investments – 94.11%		13,994,024
Other Assets, Less Liabilities – 5.89%		876,259
Net Assets – 100.00%		$14,870,283

(a)	Rates shown are discount rates paid at the time of purchase.

As of December 31, 2017, the open Bloomberg Roll Select CI futures contracts were as follows:

Number of Contracts	Expiration Date	Current Notional Amount	Net Unrealized Appreciation (Depreciation)
659	March 2018	$14,840,680	$588,843

December 31, 2016

Security Description	Face Amount	Fair Value
U.S. Treasury bills(a):
0.37% – 0.48% due 01/12/17	$6,500,000	$6,499,350
0.42% due 02/09/17	7,000,000	6,996,780
0.51% due 03/23/17	2,000,000	1,997,806
0.56% due 03/30/17	4,000,000	3,995,232
Total U.S. Treasury bills (Cost: $19,487,955)		19,489,168

Total Investments – 89.38%		19,489,168
Other Assets, Less Liabilities – 10.62%		2,316,813
Net Assets – 100.00%		$21,805,981

(a)	Rates shown are discount rates paid at the time of purchase.

As of December 31, 2016, the open Bloomberg Roll Select CI futures contracts were as follows:

Number of Contracts	Expiration Date	Current Notional Amount	Net Unrealized Appreciation (Depreciation)
988	March 2017	$21,674,744	$(142,880)

See notes to financial statements.

iShares Commodity Optimized Trust

Notes to Financial Statements

December 31, 2017

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

The following significant accounting policies are consistently followed by the Trust in the preparation of its financial statements in conformity with generally accepted accounting principles in the United States of America (“U.S. GAAP”). The preparation of financial statements in conformity with U.S. GAAP requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

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

As of December 31, 2017 and December 31, 2016, the Trust had cash and cash equivalents held at brokers of $317,000 and $791,000, respectively, which were posted as margin for the Trust’s Index Futures positions.

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

The Sponsor has reviewed the tax positions as of December 31, 2017, inclusive of the open tax return years, and has determined that no provision for income tax is required in the Trust’s financial statements.

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

It is possible that, from time to time, BlackRock and/or funds or other accounts managed by the Trustee or an affiliate (collectively, “Affiliates”) may purchase and hold Shares of the Trust. Affiliates reserve the right, subject to compliance with applicable law, to sell into the market or redeem in Baskets through an Authorized Participant at any time some or all of the Shares of the Trust acquired for their own accounts. A large sale or redemption of Shares of the Trust by Affiliates could significantly reduce the asset size of the Trust, which might have an adverse effect on the Trust and the shares that remain outstanding. As of December 31, 2017, there were no affiliated accounts that individually represented 10% or more ownership of the Trust’s total Shares outstanding.

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

8 - Financial Highlights

The following financial highlights relate to investment performance and operations for a Share outstanding for the years ended December 31, 2017, 2016 and 2015.

	December 31,
	2017	2016	2015

Net asset value per Share, beginning of year	$36.34	$32.11	$42.25

Net investment loss(a)	(0.05)	(0.23)	(0.34)
Net realized and unrealized gain (loss)(b)	0.89	4.46	(9.80)
Net increase (decrease) in net assets from operations	0.84	4.23	(10.14)
Net asset value per Share, end of year	$37.18	$36.34	$32.11

Total return, at net asset value(c)	2.31%	13.17%	(24.00)%

Ratio to average net assets:
Net investment loss	(0.13)%	(0.66)%	(0.86)%
Expenses	0.89%	0.89%	0.88%

(a)	Based on average Shares outstanding during the period.
(b)

The amounts reported for a Share outstanding may not accord with the change in aggregate gains and losses on investments for the period due to the timing of Trust Share transactions in relation to the fluctuating fair values of the Trust’s underlying investments.

(c)	Based on the change in net asset value of a Share during the period.

9 - Investing in Index Futures

Substantially all of the Trust’s assets are invested in Index Futures. The Index Futures’ settlement value at expiration is based on the value of the Bloomberg Roll Select CI at that time. Therefore, the value of the Trust will fluctuate based upon the value of the Bloomberg Roll Select CI and the prices of futures contracts and commodities underlying the Bloomberg Roll Select CI. The commodities markets have historically been extremely volatile. For the year ended December 31, 2017 and the year ended December 31, 2016, the average month-end notional amounts of open Index Futures were $21,216,897 and $10,006,087, respectively.

The following table shows the variation margin on open futures contracts, by risk exposure category, on the statements of assets and liabilities as of December 31, 2017 and 2016:

	Asset Derivatives	Fair Value	Liability Derivatives	Fair Value
December 31, 2017
Commodity contracts	Receivable for variation margin on open futures contracts	$67,218	Payable for variation margin on open futures contracts	$—

December 31, 2016
Commodity contracts	Receivable for variation margin on open futures contracts	$—	Payable for variation margin on open futures contracts	$6,916

The following table shows the effect of the open futures contracts, by risk exposure category, on the statements of operations for the years ended December 31, 2017, 2016 and 2015:

	Statements of Operations Location	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation/Depreciation
December 31, 2017
Commodity contracts	Net realized gain (loss) from futures contracts	$(610,038)	$—
	Net change in unrealized appreciation/depreciation on futures contracts	—	731,723

December 31, 2016
Commodity contracts	Net realized gain (loss) from futures contracts	$1,255,793	$—
	Net change in unrealized appreciation/depreciation on futures contracts	—	(117,960)

December 31, 2015
Commodity contracts	Net realized gain (loss) from futures contracts	$(5,002,141)	$—
	Net change in unrealized appreciation/depreciation on futures contracts	—	817,131

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

The following table summarizes the value of each of the Trust’s investments by the fair value hierarchy levels as of December 31, 2017 and 2016:

	Level 1	Level 2	Level 3	Total
December 31, 2017
Futures contracts(a)	$588,843	$—	$—	$588,843
U.S. Treasury bills	—	13,994,024	—	13,994,024

December 31, 2016
Futures contracts(a)	$(142,880)	$—	$—	$(142,880)
U.S. Treasury bills	—	19,489,168	—	19,489,168

(a)	Shown at the unrealized appreciation (depreciation) on the contracts.

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

Sponsor of the iShares Commodity Optimized Trust (registrant)

/s/ Paul Lohrey

Paul Lohrey

Director, President and Chief Executive Officer

(Principal executive officer)

Date:	February 28, 2018

/s/ Jack Gee

Jack Gee

Director and Chief Financial Officer

(Principal financial and accounting officer)

Date:	February 28, 2018

/s/ Philip Jensen

Philip Jensen

Director

Date:	February 28, 2018

/s/ Peter Landini

Peter Landini

Director

Date:	February 28, 2018

/s/ Kimun Lee

Kimun Lee

Director

Date:	February 28, 2018

*    The registrant is a trust and the persons are signing in their respective capacities as officers or directors of iShares Delaware Trust Sponsor LLC, the Sponsor of the registrant.