Form 10-Q
period 2018-03-31
iSHARES COMMODITY OPTIMIZED TRUST
filed 2018-05-07
CIK 1535365

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018

 or

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

iShares Commodity Optimized Trust
Statements of Assets and Liabilities (Unaudited)
At March 31, 2018 and December 31, 2017

	March 31,	December 31,
	2018	2017
Assets
Cash	$325,110	$501,228
Cash held at the broker (restricted)	356,000	317,000
Short-term investments(a)	15,986,885	13,994,024
Receivable for variation margin on open futures contracts (Note 9)	—	67,218
Total Assets	16,667,995	14,879,470

Liabilities
Sponsor’s fees payable	10,476	9,187
Total Liabilities	10,476	9,187

Commitments and contingent liabilities (Note 7)	—	—

Net Assets	$16,657,519	$14,870,283

Shares issued and outstanding(b)	450,000	400,000
Net asset value per Share (Note 2G)	$37.02	$37.18

(a)	Cost of short-term investments: $15,985,901 and $13,993,811, respectively.
(b)	No par value, unlimited amount authorized.

See notes to financial statements.

iShares Commodity Optimized Trust
Statements of Operations (Unaudited)
For the three months ended March 31, 2018 and 2017

	Three Months Ended March 31,
	2018	2017
Investment Income
Interest	$42,787	$28,798
Total investment income	42,787	28,798

Expenses
Sponsor’s fees	25,133	44,155
Brokerage commissions and fees	5,187	7,490
Total expenses	30,320	51,645
Net investment income (loss)	12,467	(22,847)

Net Realized and Unrealized Gain (Loss)
Net realized gain (loss) from:
Short-term investments	(91)	73
Futures contracts	720,387	(180,738)
Net realized gain (loss)	720,296	(180,665)
Net change in unrealized appreciation/depreciation on:
Short-term investments	771	715
Futures contracts	(838,987)	(62,132)
Net change in unrealized appreciation/depreciation	(838,216)	(61,417)
Net realized and unrealized loss	(117,920)	(242,082)

Net decrease in net assets resulting from operations	$(105,453)	$(264,929)

Net decrease in net assets per Share	$(0.29)	$(0.41)

See notes to financial statements.

iShares Commodity Optimized Trust
Statements of Changes in Net Assets (Unaudited)
For the three months ended March 31, 2018 and the year ended December 31, 2017

	Three Months Ended March 31, 2018	Year Ended December 31, 2017
Net Assets, Beginning of Period	$14,870,283	$21,805,981

Operations:
Net investment income (loss)	12,467	(27,008)
Net realized gain (loss)	720,296	(609,950)
Net change in unrealized appreciation/depreciation	(838,216)	730,723
Net increase (decrease) in net assets resulting from operations	(105,453)	93,765

Capital Share Transactions:
Contributions for Shares issued	7,448,150	3,718,398
Distributions for Shares redeemed	(5,555,461)	(10,747,861)
Net increase (decrease) in net assets from capital share transactions	1,892,689	(7,029,463)

Increase (decrease) in net assets	1,787,236	(6,935,698)

Net Assets, End of Period	$16,657,519	$14,870,283

Shares issued and redeemed
Shares issued	200,000	100,000
Shares redeemed	(150,000)	(300,000)
Net increase (decrease) in Shares issued and outstanding	50,000	(200,000)

See notes to financial statements.

iShares Commodity Optimized Trust
Statements of Cash Flows (Unaudited)
For the three months ended March 31, 2018 and 2017

	Three Months Ended March 31,
	2018	2017
Cash Flows from Operating Activities
Net increase (decrease) in net assets resulting from operations	$(105,453)	$(264,929)
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Purchases of short-term investments	(45,448,146)	(56,550,325)
Sales/maturities of short-term investments	43,498,140	54,299,379
Accretion of discount	(42,175)	(28,199)
Net realized (gain) loss on short-term investments	91	(73)
Net change in unrealized appreciation/depreciation on short-term investments	(771)	(715)
Change in operating assets and liabilities:
Receivable for variation margin on open futures contracts	67,218	(13,910)
Payable for variation margin on open futures contracts	–	(6,916)
Sponsor’s fees payable	1,289	2,875
Net cash provided by (used in) operating activities	(2,029,807)	(2,562,813)

Cash Flows from Financing Activities
Contributions for Shares issued	7,448,150	3,696,258
Distributions for Shares redeemed	(5,555,461)	(1,873,773)
Net cash provided by (used in) financing activities	1,892,689	1,822,485
Net increase (decrease) in cash and cash equivalents	(137,118)	(740,328)

Cash
Beginning of period
Unrestricted – cash	501,228	1,544,745
Restricted – cash held at the broker(a)	317,000	791,000
	818,228	2,335,745
End of period
Unrestricted – cash	325,110	1,054,417
Restricted – cash held at the broker(a)	356,000	541,000
	$681,110	$1,595,417

(a)	Collateral for futures contracts held at the broker.

See notes to financial statements.

iShares Commodity Optimized Trust

Schedules of Investments  (Unaudited)

At March 31, 2018 and December 31, 2017

March 31, 2018
Security Description	Face Amount	Fair Value
U.S. Treasury bills(a):
1.43% due 04/05/18	$2,000,000	$1,999,729
1.69% due 04/19/18	7,000,000	6,994,599
1.66% due 04/26/18	7,000,000	6,992,557
Total U.S. Treasury bills (Cost: $15,985,901)		15,986,885

Total Investments – 95.97%		15,986,885
Other Assets, Less Liabilities – 4.03%		670,634
Net Assets – 100.00%		$16,657,519

(a)	Rates shown are discount rates paid at the time of purchase.

As of March 31, 2018, the open Bloomberg Roll Select CI futures contracts were as follows:

Number of Contracts	Expiration Date	Current Notional Amount	Net Unrealized Appreciation (Depreciation)
741	June 2018	$16,607,292	$(250,143)

December 31, 2017
Security Description	Face Amount	Fair Value
U.S. Treasury bills(a):
1.17% – 1.20% due 01/04/18	$5,000,000	$4,999,685
1.16% – 1.21% due 01/18/18	6,000,000	5,996,696
1.20% due 01/25/18	3,000,000	2,997,643
Total U.S. Treasury bills (Cost: $13,993,811)		13,994,024

Total Investments – 94.11%		13,994,024
Other Assets, Less Liabilities – 5.89%		876,259
Net Assets – 100.00%		$14,870,283

(a)	Rates shown are discount rates paid at the time of purchase.

As of December 31, 2017, the open Bloomberg Roll Select CI futures contracts were as follows:

Number of Contracts	Expiration Date	Current Notional Amount	Net Unrealized Appreciation (Depreciation)
659	March 2018	$14,840,680	$588,843

See notes to financial statements.

iShares Commodity Optimized Trust

Notes to Financial Statements (Unaudited)

March 31, 2018

1 - Organization

The iShares Commodity Optimized Trust (the “Trust”) is a Delaware statutory trust that was organized under the laws of the State of Delaware on December 7, 2011 and commenced operations on August 8, 2013. iShares Delaware Trust Sponsor LLC, a Delaware limited liability company, is the sponsor of the Trust (the “Sponsor”). The sole member and manager of the Sponsor is BlackRock Asset Management International Inc., a Delaware corporation. BlackRock Institutional Trust Company, N.A. is the trustee of the Trust (the “Trustee”). The Trust is governed by the Amended and Restated Trust Agreement, dated as of July 1, 2014 (the “Trust Agreement”), among the Sponsor, the Trustee and Wilmington Trust, National Association (the “Delaware Trustee”). The Trust issues units of beneficial interest (“Shares”) representing fractional undivided beneficial interests in its net assets. The Trust holds long positions in exchange-traded index futures contracts of various expirations (“Index Futures”) on the Bloomberg Roll Select Commodity Index (the “Bloomberg Roll Select CI”). In order to collateralize its Index Futures positions and to reflect the U.S. Treasury component of the Bloomberg Roll Select Commodity Total Return Index (the “Index”), the Trust also holds “Collateral Assets,” which consist of cash, U.S. Treasury securities or other short-term securities and similar securities that are eligible as margin deposits for those Index Futures positions. The Index Futures held by the Trust are subject to the rules of the Board of Trade of the City of Chicago, Inc., (the “CBOT”) which is owned and operated by the CME Group, Inc. (the “CME Group”).

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

The accompanying unaudited financial statements were prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions for Form 10-Q and the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”). In the opinion of management, all material adjustments, consisting only of normal recurring adjustments considered necessary for a fair statement of the interim period financial statements have been made. Interim period results are not necessarily indicative of results for a full-year period. These financial statements and the notes thereto should be read in conjunction with the Trust’s financial statements included in its Annual Report on Form 10‑K for the year ended December 31, 2017, as filed with the SEC on February 28, 2018.

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

Certain statements and captions in the financial statements for the prior periods have been changed to conform to the current financial statement presentation.

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

Index Futures are derivative instruments valued at fair value, which the Trustee has determined to be that day’s announced settlement price on the Chicago Mercantile Exchange (the “CME”) or any such other futures exchange listing Index Futures (the “Exchange”). If there is no announced settlement price for a particular Index Futures contract on that day, the Trustee will use the most recently announced settlement price unless the Trustee, in consultation with the Sponsor, determines that such price is inappropriate as a basis for valuation. The Trust’s derivatives are not designated as hedges, and all changes in the fair value are reflected in the statements of operations.

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

The Trust considers cash as currencies deposited in one or more bank account or held at the broker.

As of March 31, 2018 and December 31, 2017, the Trust had restricted cash held at the broker of $356,000 and $317,000, respectively, which were posted as margin for the Trust’s Index Futures positions.

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

The Sponsor has reviewed the tax positions as of March 31, 2018, inclusive of the open tax return years, and has determined that no provision for income tax is required in the Trust’s financial statements.

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

It is possible that, from time to time, BlackRock and/or funds or other accounts managed by the Trustee or an affiliate (collectively, “Affiliates”) may purchase and hold Shares of the Trust. Affiliates reserve the right, subject to compliance with applicable law, to sell into the market or redeem Baskets through an Authorized Participant at any time some or all of the Shares of the Trust acquired for their own accounts. A large sale or redemption of Shares of the Trust by Affiliates could significantly reduce the asset size of the Trust, which might have an adverse effect on the Trust and the Shares that remain outstanding. As of March 31, 2018, there were no affiliated accounts that individually represented 10% or more ownership of the Trust’s total Shares outstanding.

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

6 - Indemnification

The Trust Agreement provides that the Sponsor and its shareholders, directors, officers, employees, affiliates (as such term is defined under the Securities Act of 1933, as amended) and subsidiaries and agents shall be indemnified from the Trust and held harmless against any loss, liability, claim, cost, expense or judgement of any kind whatsoever (including the reasonable fees and expenses of counsel) arising out of or in connection with the performance of their obligations under the Trust Agreement or any actions taken in accordance with the provisions of the Trust Agreement and incurred without their (1) negligence, bad faith or willful misconduct or (2) reckless disregard of their obligations and duties under the Trust Agreement.

The investment advisory agreement (the “Advisory Agreement”) between the Trust and the Advisor provides that the Advisor and its shareholders, directors, officers, employees, affiliates (as such term is defined under the Securities Act of 1933, as amended) and subsidiaries shall be indemnified from the Trust and held harmless against any loss, liability, cost, expense or judgment (including the reasonable fees and expenses of counsel) arising out of or in connection with the performance of its obligations under the Advisory Agreement or any actions taken in accordance with the provisions of the Advisory Agreement and incurred without their (1) negligence, bad faith or willful misconduct or (2) reckless disregard of their obligations and duties under the Advisory Agreement.

7 - Commitments and Contingent Liabilities

In the normal course of business, the Trust may enter into contracts with service providers that contain general indemnification clauses. The Trust’s maximum exposure under these arrangements is unknown as this would involve future claims that may be made against the Trust that have not yet occurred.

8 - Financial Highlights

The following financial highlights relate to investment performance and operations for a Share outstanding for the three months ended March 31, 2018 and 2017.

	Three Months Ended
	March 31,
	2018	2017
Net asset value per Share, beginning of period	$37.18	$36.34

Net investment income (loss)(a)	0.03	(0.03)
Net realized and unrealized loss(b)	(0.19)	(0.37)
Net decrease in net assets from operations	(0.16)	(0.40)
Net asset value per Share, end of period	$37.02	$35.94

Total return, at net asset value(c)(d)	(0.43)%	(1.10)%

Ratio to average net assets:
Net investment income (loss)(e)	0.37%	(0.39)%
Expenses(e)	0.90%	0.88%

(a)	Based on average Shares outstanding during the period.
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

9 - Investing in Index Futures

Substantially all of the Trust’s assets are invested in Index Futures. The Index Futures’ settlement value at expiration is based on the value of the Bloomberg Roll Select CI at that time. Therefore, the value of the Trust will fluctuate based upon the value of the Bloomberg Roll Select CI and the prices of futures contracts and commodities underlying the Bloomberg Roll Select CI. The commodities markets have historically been extremely volatile. For the three months ended March 31, 2018 and the year ended December 31, 2017, the average month-end notional amounts of open Index Futures were $13,954,213 and $21,216,897, respectively.

The following table shows the variation margin on open futures contracts, by risk exposure category, on the statements of assets and liabilities as of March 31, 2018 and December 31, 2017:

	Asset Derivatives	Fair Value	Liability Derivatives	Fair Value
March 31, 2018
Commodity contracts	Receivable for variation margin on open futures contracts	$—	Payable for variation margin on open futures contracts	$—

December 31, 2017
Commodity contracts	Receivable for variation margin on open futures contracts	$67,218	Payable for variation margin on open futures contracts	$—

The following table shows the effect of the open futures contracts, by risk exposure category, on the statements of operations for the three months ended March 31, 2018 and 2017:

	Statements of Operations Location	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation/Depreciation
Three Months Ended March 31, 2018
Commodity contracts	Net realized gain (loss) from futures contracts	$720,387	$—
	Net change in unrealized appreciation/depreciation on futures contracts	—	(838,987)

Three Months Ended March 31, 2017
Commodity contracts	Net realized gain (loss) from futures contracts	$(180,738)	$—
	Net change in unrealized appreciation/depreciation on futures contracts	—	(62,132)

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

The following table summarizes the value of each of the Trust’s investments by the fair value hierarchy levels as of March 31, 2018 and December 31, 2017:

	Level 1	Level 2	Level 3	Total
March 31, 2018
Futures contracts(a)	$(250,143)	$—	$—	$(250,143)
U.S. Treasury bills	—	15,986,885	—	15,986,885

December 31, 2017
Futures contracts(a)	$588,843	$—	$—	$588,843
U.S. Treasury bills	—	13,994,024	—	13,994,024

(a)	Shown at the unrealized appreciation (depreciation) on the contracts.

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

The Trustee values the Trust’s long positions in Index Futures on the basis of that day’s settlement prices for the Index Futures held by the Trust as announced by the applicable Exchange. The value of the Trust’s positions in any particular Index Futures contract equals the product of (1) the number of such Index Futures contracts owned by the Trust, (2) the settlement price of such Index Futures contract on the date of calculation and (3) the multiplier of such Index Futures contract. If there is no announced settlement price for a particular Index Futures contract on a Business Day, the Trustee uses the most recently announced settlement price unless the Trustee, in consultation with the Sponsor, determines that such price is inappropriate as a basis for valuation. The daily settlement price for each Index Futures contract currently held by the Trust is established on each trading day by the CME Group Inc., generally at 2:40 p.m. (New York time). and its designed contract markets, including the CME, CBOT (Board of Trade of the City of Chicago, Inc.), NYMEX (New York Mercantile Exchange), COMEX and KCBT (the “CME Group”) staff.

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

Results of Operations

The Quarter Ended March 31, 2018

The Trust’s net asset value increased from $14,870,283 at December 31, 2017 to $16,657,519 at March 31, 2018. The increase in the Trust’s net asset value resulted primarily from a net increase in the number of outstanding Shares, which rose from 400,000 Shares at December 31, 2017 to 450,000 Shares at March 31, 2018, a consequence of 200,000 Shares (4 Baskets) being created and 150,000 Shares (3 Baskets) being redeemed during the quarter. The increase in the Trust’s net asset value was partially offset by a net decrease in net assets resulting from operations.

The 0.43% decline in the Trust’s NAV from $37.18 at December 31, 2017 to $37.02 at March 31, 2018 is directly related to the 0.48% decrease in the settlement price for the Index Futures. The Trust’s NAV decreased slightly less than the settlement price for the Index Futures on a percentage basis due to interest income from Treasury bills.

Net decrease in net assets resulting from operations for the quarter ended March 31, 2018 was $105,453, resulting from a net investment income of $12,467 and a net realized and unrealized loss of $117,920. For the quarter ended March 31, 2018, the Trust had a net realized and unrealized gain of $680 on short‑term investments and a net realized and unrealized loss of $118,600 on futures contracts. Other than the Sponsor’s fees of $25,133 and brokerage commissions and fees of $5,187, the Trust had no expenses during the quarter.

Liquidity and Capital Resources

The Trust’s assets as of March 31, 2018 consist of Index Futures and Collateral Assets used to satisfy applicable margin requirements for those Index Futures positions. The Trust does not anticipate any further need for liquidity, because creations and redemptions of Shares generally occur in-kind and ordinary expenses are met by cash on hand. Interest earned on the assets posted as collateral is paid to the Trust and is used to pay the Sponsor’s fees and purchase additional Index Futures and Collateral Assets, or, in the discretion of the Sponsor, distributed to Shareholders. In exchange for a fee based on the net asset value of the Trust, the Sponsor has assumed most of the ordinary expenses incurred by the Trust. In the case of an extraordinary expense and/or insufficient interest income to cover ordinary expenses, however, the Trust could be forced to liquidate its positions in Index Futures and Collateral Assets to pay such expenses. As of March 31, 2018, the market for Index Futures had not developed significant liquidity and the Trust represented substantially all of the long-side open interest in Index Futures. In addition, it is expected that UBS Securities LLC or its accountholders may represent, directly or indirectly, a substantial portion of the short-side interest in such market. The existence of such a limited number of market participants could cause or exacerbate losses to the Trust if the Trust were required to liquidate its Index Futures positions.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Quantitative Disclosure

The Trust is exposed to commodity price risk through the Trust’s holdings of Index Futures. The following table provides information about the Trust’s futures contract positions, which are sensitive to changes in commodity prices. As of March 31, 2018, the Trust’s open Index Futures positions (long) were as follows:

Number of contracts:	741
Expiration date:	June 2018
Weighted-average price per contract:	$227.50
Notional amount (fair value):	$16,607,292

The notional amount is calculated using the settlement price for the Index Futures on the CME on March 29, 2018, which was $224.12 per contract, and the $100 multiplier applicable under the contract terms.

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

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

There have been no material changes to the Risk Factors last reported under Part I, Item 1A of the registrants’ Annual Report on Form 10-K for the year ended December 31, 2017, filed with the Securities and Exchange Commission on February 28, 2018.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

a) None.

b) Not applicable.

c) 150,000 Shares (3 Baskets) were redeemed during the quarter ended March 31, 2018.

Period	Total Number of Shares Redeemed	Average Price Per Share
01/01/18 to 01/31/18	150,000	$37.04
02/01/18 to 02/28/18	—	—
03/01/18 to 03/31/18	—	—
Total	150,000	$37.04

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Description
3.1	Restated Certificate of Trust is incorporated by reference to Exhibit 3.1 of registrant’s Current Report on Form 8-K filed on July 7, 2014

4.1	Amended and Restated Trust Agreement is incorporated by reference to Exhibit 4.1 of registrant’s Current Report on Form 8-K filed on July 7, 2014

4.2	Authorized Participant Agreement is incorporated by reference to Exhibit 4.2 of registrant’s Post-Effective Amendment No. 1 to Registration Statement No. 333-178376 filed on April 2, 2014

10.1	Investment Advisory Agreement is incorporated by reference to Exhibit 10.1 of registrant’s Pre-Effective Amendment No. 5 to Registration Statement No. 333-178376 filed on August 2, 2013

10.2	Institutional Futures Customer Agreement is incorporated by reference to Exhibit 10.2 of registrant’s Pre-Effective Amendment No. 5 to Registration Statement No. 333-178376 filed on August 2, 2013

10.3	Service Module for Custodial Services is incorporated by reference to Exhibit 10.3 of registrant’s Pre-Effective Amendment No. 3 to Registration Statement No. 333-178376 filed on July 1, 2013

10.4

Service Module for Fund Administration and Accounting Services is incorporated by reference to Exhibit 10.4 of registrant’s Pre-Effective Amendment No. 3 to Registration Statement No. 333-178376 filed on July 1, 2013

10.5	Master Services Agreement is incorporated by reference to Exhibit 10.5 of registrant’s Pre-Effective Amendment No. 3 to Registration Statement No. 333-178376 filed on July 1, 2013

10.6	Control Agreement is incorporated by reference to Exhibit 10.6 of registrant’s Pre-Effective Amendment No. 3 to Registration Statement No. 333-178376 filed on July 1, 2013

31.1	Certification by Principal Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended

31.2	Certification by Principal Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended

32.1	Certification by Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification by Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned in the capacities* indicated, thereunto duly authorized.

iShares Delaware Trust Sponsor LLC,

Sponsor of the iShares Commodity Optimized Trust (registrant)

/s/ Paul Lohrey
Paul Lohrey
Director, President and Chief Executive Officer
(Principal executive officer)

Date:	May 7, 2018

/s/ Jack Gee
Jack Gee
Director and Chief Financial Officer
(Principal financial and accounting officer)

Date:	May 7, 2018

*	The registrant is a trust and the persons are signing in their respective capacities as officers of iShares Delaware Trust Sponsor LLC, the Sponsor of the registrant.