Form 10-Q
period 2018-06-30
iSHARES COMMODITY OPTIMIZED TRUST
filed 2018-08-06
CIK 1535365

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________ to ________

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐	Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

iShares Commodity Optimized Trust

 Statements of Assets and Liabilities (Unaudited)

At June 30, 2018 and December 31, 2017

	June 30,	December 31,
	2018	2017
Assets
Cash	$193,419	$501,228
Cash held at the broker (restricted)	356,000	317,000
Short-term investments(a)	15,984,624	13,994,024
Receivable for variation margin on open futures contracts (Note 9)	101,517	67,218
Total Assets	16,635,560	14,879,470

Liabilities
Sponsor’s fees payable	10,430	9,187
Total Liabilities	10,430	9,187

Commitments and contingent liabilities (Note 7)	—	—

Net Assets	$16,625,130	$14,870,283

Shares issued and outstanding(b)	450,000	400,000
Net asset value per Share (Note 2G)	$36.94	$37.18

(a)	Cost of short-term investments: $15,982,345 and $13,993,811, respectively.
(b)	No par value, unlimited amount authorized.

See notes to financial statements.

iShares Commodity Optimized Trust

Statements of Operations (Unaudited)

For the three and six months ended June 30, 2018 and 2017

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Investment Income
Interest	$68,279	$41,568	$111,066	$70,366
Total investment income	68,279	41,568	111,066	70,366

Expenses
Sponsor’s fees	31,803	42,792	56,936	86,947
Brokerage commissions and fees	4,476	7,490	9,663	14,980
Total expenses	36,279	50,282	66,599	101,927
Net investment income (loss)	32,000	(8,714)	44,467	(31,561)

Net Realized and Unrealized Gain (Loss)
Net realized gain (loss) from:
Short-term investments	(9)	—	(100)	73
Futures contracts	249,409	(918,167)	969,796	(1,098,905)
Net realized gain (loss)	249,400	(918,167)	969,696	(1,098,832)
Net change in unrealized appreciation/depreciation on:
Short-term investments	1,295	(383)	2,066	332
Futures contracts	(315,084)	254,767	(1,154,071)	192,635
Net change in unrealized appreciation/depreciation	(313,789)	254,384	(1,152,005)	192,967
Net realized and unrealized loss	(64,389)	(663,783)	(182,309)	(905,865)

Net decrease in net assets resulting from operations	$(32,389)	$(672,497)	$(137,842)	$(937,426)

Net decrease in net assets per Share	$(0.07)	$(1.03)	$(0.34)	$(1.44)

See notes to financial statements.

iShares Commodity Optimized Trust

Statements of Changes in Net Assets (Unaudited)

For the six months ended June 30, 2018 and the year ended December 31, 2017

	Six Months Ended June 30, 2018	Year Ended December 31, 2017
Net Assets, Beginning of Period	$14,870,283	$21,805,981

Operations:
Net investment income (loss)	44,467	(27,008)
Net realized gain (loss)	969,696	(609,950)
Net change in unrealized appreciation/depreciation	(1,152,005)	730,723
Net increase (decrease) in net assets resulting from operations	(137,842)	93,765

Capital Share Transactions:
Contributions for Shares issued	7,448,150	3,718,398
Distributions for Shares redeemed	(5,555,461)	(10,747,861)
Net increase (decrease) in net assets from capital share transactions	1,892,689	(7,029,463)

Increase (decrease) in net assets	1,754,847	(6,935,698)

Net Assets, End of Period	$16,625,130	$14,870,283

Shares issued and redeemed
Shares issued	200,000	100,000
Shares redeemed	(150,000)	(300,000)
Net increase (decrease) in Shares issued and outstanding	50,000	(200,000)

See notes to financial statements.

iShares Commodity Optimized Trust

Statements of Cash Flows (Unaudited)

For the six months ended June 30, 2018 and 2017

	Six Months Ended June 30,
	2018	2017
Cash Flows from Operating Activities
Net increase (decrease) in net assets resulting from operations	$(137,842)	$(937,426)
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Purchases of short-term investments	(92,627,138)	(80,530,187)
Sales/maturities of short-term investments	90,747,988	81,099,379
Accretion of discount	(109,484)	(69,226)
Net realized (gain) loss on short-term investments	100	(73)
Net change in unrealized appreciation/depreciation on short-term investments	(2,066)	(332)
Change in operating assets and liabilities:
Receivable for variation margin on open futures contracts	(34,299)	(344,540)
Payable for variation margin on open futures contracts	—	(6,916)
Sponsor’s fees payable	1,243	1,758
Net cash provided by (used in) operating activities	(2,161,498)	(787,563)

Cash Flows from Financing Activities
Contributions for Shares issued	7,448,150	3,696,258
Distributions for Shares redeemed	(5,555,461)	(1,873,773)
Net cash provided by (used in) financing activities	1,892,689	1,822,485
Net increase in cash and cash equivalents	(268,809)	1,034,922

Cash
Beginning of period
Unrestricted – cash	501,228	1,544,745
Restricted – cash held at the broker(a)	317,000	791,000
	818,228	2,335,745
End of period
Unrestricted – cash	193,419	2,829,667
Restricted – cash held at the broker(a)	356,000	541,000
	$549,419	$3,370,667

(a)	Collateral for futures contracts held at the broker.

See notes to financial statements.

iShares Commodity Optimized Trust

Schedules of Investments (Unaudited)

At June 30, 2018 and December 31, 2017

June 30, 2018

Security Description	Face Amount	Fair Value
U.S. Treasury bills(a):
1.80% due 07/12/18	$9,000,000	$8,995,809
1.84% due 07/19/18	4,000,000	3,996,718
1.93% due 08/23/18	3,000,000	2,992,097
Total U.S. Treasury bills (Cost: $15,982,345)		15,984,624

Total Investments – 96.15%		15,984,624
Other Assets, Less Liabilities – 3.85%		640,506
Net Assets – 100.00%		$16,625,130

(a)	Rates shown are discount rates paid at the time of purchase.

As of June 30, 2018, the open Bloomberg Roll Select CI futures contracts were as follows:

Number of Contracts	Expiration Date	Current Notional Amount	Net Unrealized Appreciation (Depreciation)
741	September 2018	$16,546,530	$(565,228)

December 31, 2017

Security Description	Face Amount	Fair Value
U.S. Treasury bills(a):
1.17% – 1.20% due 01/04/18	$5,000,000	$4,999,685
1.16% – 1.21% due 01/18/18	6,000,000	5,996,696
1.20% due 01/25/18	3,000,000	2,997,643
Total U.S. Treasury bills (Cost: $13,993,811)		13,994,024

Total Investments – 94.11%		13,994,024
Other Assets, Less Liabilities – 5.89%		876,259
Net Assets – 100.00%		$14,870,283

(a)	Rates shown are discount rates paid at the time of purchase.

As of December 31, 2017, the open Bloomberg Roll Select CI futures contracts were as follows:

Number of Contracts	Expiration Date	Current Notional Amount	Net Unrealized Appreciation (Depreciation)
659	March 2018	$14,840,680	$588,843

See notes to financial statements.

iShares Commodity Optimized Trust

Notes to Financial Statements (Unaudited)

June 30, 2018

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

The assets of the Trust consist of Index Futures and cash or other Collateral Assets used to satisfy applicable margin requirements for those Index Futures positions. Index Futures are exchange-traded index futures contracts on the Bloomberg Roll Select CI, and are expected to include contracts of different terms and expirations. The Trust is expected to roll out of existing positions in Index Futures and establish new positions in Index Futures on an ongoing basis. When establishing positions in Index Futures, the Trust is required to deposit cash or other Collateral Assets with the broker as “initial margin.” On a daily basis, the Trust is obligated to pay, or entitled to receive, cash in an amount equal to the change in the daily settlement level of its Index Futures positions. Such payments or receipts are known as variation margin. Variation margin is recorded as unrealized appreciation (depreciation) and, if any, shown as variation margin receivable (or payable) on futures contracts in the Statements of Assets and Liabilities. When an Index Futures contract is closed, the Trust records a realized gain or loss based on the difference between the value of the Index Futures contract at the time it was opened and the value at the time it was closed.

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

As of June 30, 2018 and December 31, 2017, the Trust had restricted cash held at the broker of $356,000 and $317,000, respectively, which were posted as margin for the Trust’s Index Futures positions.

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

The Sponsor has reviewed the tax positions as of June 30, 2018, inclusive of the open tax return years, and has determined that no provision for income tax is required in the Trust’s financial statements.

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

It is possible that, from time to time, BlackRock and/or funds or other accounts managed by the Trustee or an affiliate (collectively, “Affiliates”) may purchase and hold Shares of the Trust. Affiliates reserve the right, subject to compliance with applicable law, to sell into the market or redeem Baskets through an Authorized Participant at any time some or all of the Shares of the Trust acquired for their own accounts. A large sale or redemption of Shares of the Trust by Affiliates could significantly reduce the asset size of the Trust, which might have an adverse effect on the Trust and the Shares that remain outstanding. As of June 30, 2018, there were no affiliated accounts that individually represented 10% or more ownership of the Trust’s total Shares outstanding.

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

8 - Financial Highlights

The following financial highlights relate to investment performance and operations for a Share outstanding for the three and six months ended June 30, 2018 and 2017.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Net asset value per Share, beginning of period	$37.02	$35.94	$37.18	$36.34

Net investment income (loss)(a)	0.07	(0.01)	0.11	(0.05)
Net realized and unrealized loss(b)	(0.15)	(1.02)	(0.35)	(1.38)
Net decrease in net assets from operations	(0.08)	(1.03)	(0.24)	(1.43)
Net asset value per Share, end of period	$36.94	$34.91	$36.94	$34.91

Total return, at net asset value(c)(d)	(0.22)%	(2.87)%	(0.65)%	(3.94)%

Ratio to average net assets:
Net investment income (loss)(e)	0.75%	(0.15)%	0.59%	(0.27)%
Expenses(e)	0.86%	0.88%	0.88%	0.88%

(a)	Based on average Shares outstanding during the period.
(b)

The amounts reported for a Share outstanding may not accord with the change in aggregate gains and losses on investments for each period due to the timing of Trust Share transactions in relation to the fluctuating fair values of the Trust’s underlying investments.

(c)	Based on the change in net asset value of a Share during the period.
(d)	Percentage is not annualized.
(e)	Percentage is annualized.

9 - Investing in Index Futures

Substantially all of the Trust’s assets are invested in Index Futures. The Index Futures’ settlement value at expiration is based on the value of the Bloomberg Roll Select CI at that time. Therefore, the value of the Trust will fluctuate based upon the value of the Bloomberg Roll Select CI and the prices of futures contracts and commodities underlying the Bloomberg Roll Select CI. The commodities markets have historically been extremely volatile. For the six months ended June 30, 2018 and the year ended December 31, 2017, the average month-end notional amounts of open Index Futures were $15,230,872 and $21,216,897, respectively.

The following table shows the variation margin on open futures contracts, by risk exposure category, on the statements of assets and liabilities as of June 30, 2018 and December 31, 2017:

	Asset Derivatives	Fair Value	Liability Derivatives	Fair Value
June 30, 2018
Commodity contracts	Receivable for variation margin on open futures contracts	$101,517	Payable for variation margin on open futures contracts	$—
December 31, 2017
Commodity contracts	Receivable for variation margin on open futures contracts	$67,218	Payable for variation margin on open futures contracts	$—

The following table shows the effect of the open futures contracts, by risk exposure category, on the statements of operations for the three months and six months ended June 30, 2018 and 2017:

	Statements of Operations Location	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation/Depreciation
Three Months Ended June 30, 2018
Commodity contracts	Net realized gain (loss) from futures contracts	$249,409	$—
	Net change in unrealized appreciation/depreciation on futures contracts	—	(315,084)

Three Months Ended June 30, 2017
Commodity contracts	Net realized gain (loss) from futures contracts	$(918,167)	$—
	Net change in unrealized appreciation/depreciation on futures contracts	—	254,767

Six Months Ended June 30, 2018
Commodity contracts	Net realized gain (loss) from futures contracts	$969,796	$—
	Net change in unrealized appreciation/depreciation on futures contracts	—	(1,154,071)

Six Months Ended June 30, 2017
Commodity contracts	Net realized gain (loss) from futures contracts	$(1,098,905)	$—
	Net change in unrealized appreciation/depreciation on futures contracts	—	192,635

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

The following table summarizes the value of each of the Trust’s investments by the fair value hierarchy levels as of June 30, 2018 and December 31, 2017:

	Level 1	Level 2	Level 3	Total
June 30, 2018
Futures contracts(a)	$(565,228)	$—	$—	$(565,228)
U.S. Treasury bills	—	15,984,624	—	15,984,624

December 31, 2017
Futures contracts(a)	$588,843	$—	$—	$588,843
U.S. Treasury bills	—	13,994,024	—	13,994,024

(a)	Shown at the unrealized appreciation (depreciation) on the contracts.

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

The Trustee values the Trust’s long positions in Index Futures on the basis of that day’s settlement prices for the Index Futures held by the Trust as announced by the applicable Exchange. The value of the Trust’s positions in any particular Index Futures contract equals the product of (1) the number of such Index Futures contracts owned by the Trust, (2) the settlement price of such Index Futures contract on the date of calculation and (3) the multiplier of such Index Futures contract. If there is no announced settlement price for a particular Index Futures contract on a Business Day, the Trustee uses the most recently announced settlement price unless the Trustee, in consultation with the Sponsor, determines that such price is inappropriate as a basis for valuation. The daily settlement price for each Index Futures contract currently held by the Trust is established on each trading day, generally at 2:40 p.m. (New York time) by the CME Group Inc. and its designed contract markets, including the CME, CBOT (Board of Trade of the City of Chicago, Inc.), NYMEX (New York Mercantile Exchange), COMEX and KCBT (the “CME Group”) staff.

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

Results of Operations

The Quarter Ended June 30, 2018

The Trust’s net asset value decreased from $16,657,519 at March 31, 2018 to $16,625,130 at June 30, 2018. The decrease in the Trust’s net asset value resulted primarily from a net decrease in net assets resulting from operations.

The 0.22% decline in the Trust’s NAV from $37.02 at March 31, 2018 to $36.94 at June 30, 2018 is directly related to the 0.37% decrease in the settlement price for the Index Futures. The Trust’s NAV decreased slightly less than the settlement price for the Index Futures on a percentage basis due to interest income from U.S. Treasury bills.

Net decrease in net assets resulting from operations for the quarter was $32,389, resulting from a net investment income of $32,000 and a net realized and unrealized loss of $64,389. For the quarter, the Trust had a net realized and unrealized gain of $1,286 on short‑term investments and a net realized and unrealized loss of $65,675 on futures contracts. Other than the Sponsor’s fees of $31,803 and brokerage commissions and fees of $4,476, the Trust had no expenses during the quarter.

The Six-Month Period Ended June 30, 2018

The Trust’s net asset value increased from $14,870,283 at December 31, 2017 to $16,625,130 at June 30, 2018. The increase in the Trust’s net asset value resulted primarily from a net increase in the number of outstanding Shares, which rose from 400,000 Shares at December 31, 2017 to 450,000 Shares at June 30, 2018, a consequence of 200,000 Shares (4 Baskets) being created and 150,000 Shares (3 Baskets) being redeemed during the period. The increase in the Trust’s net asset value was partially offset by a net decrease in net assets resulting from operations.

The 0.65% decline in the Trust’s NAV from $37.18 at December 31, 2017 to $36.94 at June 30, 2018 is directly related to the 0.84% decrease in the settlement price for the Index Futures. The Trust’s NAV decreased slightly less than the settlement price for the Index Futures on a percentage basis due to interest income from U.S. Treasury bills.

Net decrease in net assets resulting from operations for the period was $137,842, resulting from a net investment income of $44,467 and a net realized and unrealized loss of $182,309. For the period, the Trust had a net realized and unrealized gain of $1,966 on short‑term investments and a net realized and unrealized loss of $184,275 on futures contracts. Other than the Sponsor’s fees of $56,936 and brokerage commissions and fees of $9,663, the Trust had no expenses during the six months.

Liquidity and Capital Resources

The Trust’s assets as of June 30, 2018 consist of Index Futures and Collateral Assets used to satisfy applicable margin requirements for those Index Futures positions. The Trust does not anticipate any further need for liquidity, because creations and redemptions of Shares generally occur in-kind and ordinary expenses are met by cash on hand. Interest earned on the assets posted as collateral is paid to the Trust and is used to pay the Sponsor’s fees and purchase additional Index Futures and Collateral Assets, or, in the discretion of the Sponsor, distributed to Shareholders. In exchange for a fee based on the net asset value of the Trust, the Sponsor has assumed most of the ordinary expenses incurred by the Trust. In the case of an extraordinary expense and/or insufficient interest income to cover ordinary expenses, however, the Trust could be forced to liquidate its positions in Index Futures and Collateral Assets to pay such expenses. As of June 30, 2018, the market for Index Futures had not developed significant liquidity and the Trust represented substantially all of the long-side open interest in Index Futures. In addition, it is expected that UBS Securities LLC or its accountholders may represent, directly or indirectly, a substantial portion of the short-side interest in such market. The existence of such a limited number of market participants could cause or exacerbate losses to the Trust if the Trust were required to liquidate its Index Futures positions.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Quantitative Disclosure

The Trust is exposed to commodity price risk through the Trust’s holdings of Index Futures. The following table provides information about the Trust’s futures contract positions, which are sensitive to changes in commodity prices. As of June 30, 2018, the Trust’s open Index Futures positions (long) were as follows:

Number of contracts:	741
Expiration date:	September 2018
Weighted-average price per contract:	$230.93
Notional amount (fair value):	$16,546,530

The notional amount is calculated using the settlement price for the Index Futures on the CME on June 29, 2018, which was $223.30 per contract, and the $100 multiplier applicable under the contract terms.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

a) None.

b) Not applicable.

c) No redemption of Shares occurred during the quarter ended June 30, 2018.

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

Sponsor of the iShares Commodity Optimized Trust (registrant)

/s/ Paul Lohrey

Paul Lohrey

Director, President and Chief Executive Officer

(Principal executive officer)

Date:	August 6, 2018

/s/ Jack Gee

Jack Gee

Director and Chief Financial Officer

(Principal financial and accounting officer)

Date:	August 6, 2018

*     The registrant is a trust and the persons are signing in their respective capacities as officers of iShares Delaware Trust Sponsor LLC, the Sponsor of the registrant.